Form 10-Q
period 2007-06-30
Starent Networks, Corp.
filed 2007-08-09
CIK 1391672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-33511

STARENT NETWORKS, CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3527533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 International Place

Tewksbury, MA 01876

(Address of principal executive offices) (zip code)

(978) 851-1100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes      ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

As of August 6, 2007, there were 64,545,751 shares of the registrant’s $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$136,400	$24,010
Short-term investments	20,765	36,144
Accounts receivable	16,694	13,619
Inventories	16,853	14,578
Prepaid expenses and other current assets	4,119	3,193
Total current assets	194,831	91,544

Property and equipment, net	18,201	10,839
Other assets	1,085	845
Restricted cash	592	1,039
Total assets	$214,709	$104,267

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$8,053	$4,249
Accrued expenses	3,910	2,675
Accrued payroll and related expenses	7,762	7,977
Income taxes payable	552	232
Current portion of deferred revenue	35,113	57,106
Total current liabilities	55,390	72,239

Deferred revenue, net of current portion	5,829	6,562
Refundable exercise price of restricted common stock	1,046	707

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock	—	130,270

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 250,000,000 and 120,000,000 shares authorized, 63,969,483 and 7,456,672 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	64	7
Additional paid-in capital	252,220	—
Accumulated other comprehensive loss	(9)	(1)
Accumulated deficit	(99,831)	(105,517)
Total stockholders’ equity (deficit)	152,444	(105,511)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$214,709	$104,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	$25,121	$17,744	$49,573	$29,466
Service	5,733	2,645	8,923	5,357
Total revenues	30,854	20,389	58,496	34,823
Cost of revenues:
Product	6,316	3,401	10,754	7,294
Service	1,942	363	3,329	704
Total cost of revenues	8,258	3,764	14,083	7,998
Gross profit	22,596	16,625	44,413	26,825

Operating expenses:
Research and development	7,585	6,064	17,651	9,705
Sales and marketing	8,867	7,584	15,936	12,745
General and administrative	3,398	1,983	6,242	3,499
Total operating expenses	19,850	15,631	39,829	25,949

Income from operations	2,746	994	4,584	876
Interest income	890	495	1,598	912
Foreign currency exchange loss	(91)	(28)	(89)	(23)
Other income (expenses)	—	(39)	—	(41)
Income before income tax expense	3,545	1,422	6,093	1,724
Income tax expense	(164)	(92)	(407)	(143)

Net income	$3,381	$1,330	$5,686	$1,581

Net income (loss) per share applicable to common stockholders (Note 3):
Basic	$0.03	$(0.10)	$0.04	$(0.35)
Diluted	$0.03	$(0.10)	$0.03	$(0.35)
Weighted-average shares used in computing net income (loss) per common share (Note 3):
Basic	23,919	6,821	15,864	6,838
Diluted	30,197	6,821	21,769	6,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,686	$1,581
Adjustments to reconcile net income to net cash provided by(used in) operating activities
Depreciation expense	2,788	1,305
Share-based compensation	4,754	232
Foreign currency losses	(26)	7
Changes in operating assets and liabilities
Accounts receivable	(3,066)	(9,746)
Inventories	(2,271)	(569)
Prepaid expenses and other current assets	(878)	(876)
Other assets	(240)	(4)
Accounts payable	3,780	2,030
Accrued expenses	897	2,032
Income taxes payable	327	(215)
Deferred revenue	(22,727)	15,201

Net cash provided by (used in) operating activities	(10,976)	10,978

Cash flows from investing activities:
Purchases of property and equipment	(10,138)	(3,748)
Purchases of short-term investments	(11,208)	(19,833)
Proceeds from maturities of short-term investments	26,580	17,545
Change in restricted cash	452	33

Net cash provided by (used in) investing activities	5,686	(6,003)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of expenses	116,037	—
Repayment of long-term debt	—	(33)
Proceeds from exercise of stock options	1,208	109
Proceeds from issuance of restricted common stock	347	—

Net cash provided by financing activities	117,592	76

Effect of exchange rate changes on cash and cash equivalents	88	10

Net increase (decrease) in cash and cash equivalents	112,390	5,061

Cash and cash equivalents, beginning of period	24,010	20,036

Cash and cash equivalents, end of period	$136,400	$25,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Overview

Business Description

Starent Networks, Corp. (“Starent” or the “Company”) was incorporated in Delaware on August 11, 2000 and is a leading provider of infrastructure hardware and software products and services that enable mobile operators to deliver multimedia services to their subscribers. The Company’s products and services integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

Basis of Presentation

The accompanying interim condensed consolidated financial statements presented herein have been prepared by Starent, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair statement of the Company’s financial position at June 30, 2007, results of operations for the three and six month periods ended June 30, 2007 and June 30, 2006 and cash flows for the six month periods ended June 30, 2007 and June 30, 2006 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission, or SEC, (File No. 333-141092) on June 5, 2007.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  Management evaluates these estimates and assumptions on an ongoing basis.  Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, net realizable value of inventories, expensing and capitalization of research and development costs for software, the determination of fair value of share-based compensation and the recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates.  Changes in estimates are recorded in the period in which they become known.  The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Concentrations of Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, accounts receivable and inventories. The Company’s cash equivalents and its short-term investments are principally maintained with one commercial bank.

The Company had three and four customers for the three and six months ended June 30, 2007, respectively, that each accounted for more than 10% of revenues and in the aggregate accounted for 89% and 90%, of revenues for each of the respective periods.  The Company had two and one 10% customers for the three and six months ended June 30, 2006, respectively, that accounted for 84% and 65% of revenues for the respective periods.

At June 30, 2007, the Company had three customers that accounted for 71% of accounts receivable. At December 31, 2006, the Company had three customers who accounted for 76% of accounts receivable.

The Company relies on a single contract manufacturer to manufacture and assemble its products. The Company has no long-term supply arrangements with this manufacturer and accordingly no obligation exists for the manufacturer to supply products to the Company in specific quantities or within specific time frames.

In addition, certain of the components included in the Company’s products are sourced from single or limited sources and lead times for some of these components may be significant. The Company has no long-term contracts to purchase these components.

2.            Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, 123(Revised), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees and SFAS 123 and amends SFAS 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair value.    The Company adopted SFAS 123R effective January 1, 2006 utilizing the prospective transition method, which requires the Company to apply the provisions of SFAS 123R only to new awards granted, and to awards modified, repurchased or cancelled on of after January 1, 2006.

The fair value of options granted for the three and six months ended June 30, 2007 and 2006 was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.76%	4.99%	4.61-4.76%	4.55-4.99%
Expected dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	64%	68%	64-68%	68%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 107, Share-Based Payments.  The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization.  The risk free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.  In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Share based compensation included in:
Cost of revenue	$130	$8	$198	$8
Total share-based compensation in cost of revenue	130	8	198	8

Research and development	1,660	66	2,141	82
Sales and marketing	644	86	993	98
General and administrative	847	44	1,422	44
Total share-based compensation in operating expenses	3,151	196	4,556	224
Total share-based compensation	$3,281	$204	$4,754	$232

3.              Net Income (Loss) per Share

Basic and diluted net income (loss) per share applicable to common stockholders is presented in conformity with SFAS 128, Earnings per Share and the related interpretation in Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Basic net income (loss) per share applicable to common stockholders is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income applicable to common stockholders includes accretion of redeemable convertible preferred stock and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the convertible preferred stock. Diluted net income (loss) per share assumes the conversion of the convertible preferred stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options and restricted stock under the treasury stock method. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,381	$1,330	$5,686	$1,581
Accretion on redeemable convertible preferred stock	(1,448)	(1,997)	(3,445)	(3,994)
Income allocated to preferred stockholders	(1,108)	—	(1,583)	—
Net income (loss) applicable to common stockholders	$825	$(667)	$658	$(2,413)

Weighted-average common shares outstanding – basic	23,919	6,821	15,864	6,838
Dilutive effect of stock options and restricted stock	6,278	—	5,905	—
Weighted average common shares outstanding – dilutive	30,197	6,821	21,769	6,838

Net income (loss) per share:
Basic	$0.03	$(0.10)	$0.04	$(0.35)
Diluted	$0.03	$(0.10)	$0.03	$(0.35)

The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock and common stock subject to repurchase	66	6,173	66	6,255
Convertible preferred stock (as converted basis)	32,121	44,288	38,171	44,288

4.              Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories principally included the cost of raw materials, subassemblies, the cost of third-party contract manufacturers and cost of sales related to deferred revenue which is included in finished goods.  Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$4,387	$1,617
Work in process	4,903	2,950
Finished goods	7,563	10,011
	$16,853	$14,578

5.              Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

The following table summarizes redeemable convertible preferred activity during the six months ended June 30, 2007 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total

Balance at December 31, 2006	$15,307	$31,591	$30,491	$32,750	$20,131	$130,270
Accretion of dividends on preferred stock	350	759	794	921	621	3,445
Conversion of preferred stock	(15,657)	(32,350)	(31,285)	(33,671)	(20,752)	(133,715)
Balance at June 30, 2007	$—	$—	$—	$—	$—	$—

In June 2007, the Company completed an initial public offering of its common stock in which it sold and issued 10,580,226 shares of its common stock, including 1,580,226 shares pursuant to the underwriters’ full exercise of their over-allotment option, at a price of $12.00 per share.  The offering raised a total of $127.0 million in gross proceeds and $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million. In connection with the offering, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of the Company’s common stock.

Reverse Stock Split

On April 26, 2007, the board of directors of the Company approved, and on April 30, 2007, the stockholders of the Company approved, a 2-for-3 reverse stock split of the Company’s common stock, which was effective on May 1, 2007. All share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

6.              Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in the Company’s judgment, which is greater than 50% likely to be realized. The Company did not recognize any change in its reserve for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, the Company had approximately $134,000 of unrecognized tax benefits the benefit of which, if recognized, would favorably affect the income tax rate in future periods.  At June 30, 2007, the Company had a liability of approximately $134,000 related to unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48 and at June 30, 2007, the Company had an immaterial amount of accrued interest and penalties associated with its uncertain tax positions.

The Company has accumulated significant losses from its inception in August 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which it is subject.

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of $63.1 million that expire beginning in 2022 and state net operating loss carryforwards of $65.5 million that expire beginning in 2007.  The Company also had U.S. federal tax credits of $3.0 million that expire beginning in 2020 and state research and development credits of $652,000 that expire beginning in 2018. The Internal Revenue Code contains provisions that may limit the net operating losses and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

7.              Litigation

In February, 2005, UTStarcom filed a complaint against the Company in the United States District Court Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by the Company of UTStarcom’s U.S. Patent No. 6,829,473, entitled “Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks,” which is referred to as the “473 patent. UTStarcom notified the Company that it had served the complaint on May 6, 2005. On May 31, 2005, the Company answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that the Company did not infringe the “473 patent and that the “473 patent was invalid and unenforceable. On July 27, 2005, the Company filed an amended answer and counterclaims to the “473 patent complaint. A claim construction hearing had been scheduled on February 14, 2007, however, on December 7, 2006, UTStarcom filed a reissue patent application on the “473 patent. On January 29, 2007, by agreement of the parties, the Court stayed the case pending the outcome of the reissue application. The Company believes that it has meritorious defenses against any resulting reissued patent, and is prepared to vigorously defend the “473 patent case through trial.

In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees with the United States District Court for the Northern District of Illinois alleging violations of the Illinois trades secret act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of the Company’s patents and three patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company’s 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom’s trade secrets in one of its patents and three of its patent applications, and that these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. The complaint seeks unspecified monetary damages, injunctive relief, declarations of ownership relating to the specified patent and three patent applications owned by the Company, costs and attorneys fees. On July 25, 2007, in lieu of filing answers to the complaint, the Company and the individual defendants named in the complaint filed a motion to dismiss all state law claims asserted in the complaint. If successful, only the patent infringement allegations against the Company would remain in the case. On July 30, 2007, UTStarcom filed a pleading in response to this motion, and the District Court has taken the issues raised under advisement. The Company believes it has meritorious defenses to each of UTStarcom’s claims in this lawsuit and is prepared to vigorously defend the lawsuit.

In addition, the Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcomes of these matters, including the matters described above, are currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8.              Business Segments

SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of segments to be presented in financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision making group, in determining how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands).

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

United States and Canada	$16,317	$16,462	$36,936	$27,353
Japan	12,828	806	13,524	2,144
Korea	539	162	6,273	324
Rest of world	1,170	2,959	1,763	5,002
Total	$30,854	$20,389	$58,496	$34,823

Long-lived Assets

	June 30, 2007	December 31, 2006
United States	$14,530	$8,396
India	3,482	2,231
Rest of world	189	212
Total	$18,201	$10,839

9.              Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$3,381	$1,330	$5,686	$1,581
Unrealized gain (loss) on short-term investments	(3)	(2)	(8)	5
Comprehensive income	$3,378	$1,328	$5,678	$1,586

10.       Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 also provides guidance for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The fair value option represents a step in the evolution of financial reporting because it considerably expands the ability of entities to select the measurement attribute for certain assets and liabilities. The Company will be required to adopt the provisions of SFAS 159 on January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections regarding our business and industry, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•                  our ability to attract and retain customers;

•                  our financial performance;

•                  our development activities;

•                  the advantages of our technology as compared to that of others;

•                  our ability to establish and maintain intellectual property rights;

•                  our ability to retain and hire necessary employees and appropriately staff our operations;

•                  the spending of our proceeds from our initial public offering; and

•                  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors including the factors set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read such factors and risks in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the audited consolidated financial statements contained in our Registration Statement on Form S-1 declared effective by the SEC (File No. 333-141092) on June 5, 2007. You should also read such factors and risks described in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

Overview

Starent Networks is a leading provider of infrastructure hardware and software products and services that enable mobile operators to deliver multimedia services to their subscribers. We have created hardware and software products that provide network functions and services, including access from a wide range of radio networks to the operator’s packet core network. Our products and services also provide management of subscriber sessions moving between networks and application of billing and other session policies. Our products and services provide high performance and system intelligence by combining significant computing power, memory and traffic handling capabilities with a flexible, high availability operating system and other proprietary software. Our products integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

Our products consist of both hardware and software and can be configured to meet a number of customer needs. We sell our products and services to mobile operators around the world both directly and indirectly through our relationships with original equipment manufacturers, or OEMs, system integrators and distributors.

In June 2007, we completed an initial public offering of our common stock in which we sold and issued 10,580,226 shares of our common stock, including 1,580,226 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at a price of $12.00 per share.  We raised a total of $127.0 million in gross proceeds from the initial public offering, or $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million. In connection with the offering, all outstanding shares of our convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of our common stock.

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of June 30, 2007, we had 501 employees worldwide. Our revenues for the year ended December 31, 2006 were $94.4 million, and $30.9 million and $58.5 million for the three and six months ended June 30, 2007. Our net income for the year ended December 31, 2006 was $3.6 million, and $3.4 million and $5.7 million for the three and six months ended June 30, 2007.

Revenues

Our revenues consist of both product revenues and service revenues. We derive product revenues from the sale of our hardware products and the licensing of our software. Service revenues are generated from:

•                  maintenance and technical support associated with our software;

•                  hardware repair and maintenance services; and

•                  implementation, training and professional services.

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

Mobile operators can purchase our products and license our software in various configurations, depending on their requirements for capacity, features and protocols. Typically, a mobile operator purchases a small amount of equipment for testing and trial purposes and, once testing is complete, purchases the necessary products to meet their initial capacity and feature requirements. As their capacity requirements increase, operators may purchase additional hardware or license additional software. The level of our sales is significantly influenced by the extent to which mobile operators make capital investments to enhance and expand their networks to provide multimedia services. Mobile operators’ capital investments will be influenced by the demand for multimedia services by their customers.

We offer our products and services through our direct sales force to mobile operators and indirectly through relationships with OEMs, system integrators and distributors. The OEMs, system integrators and distributors generally purchase our products after they have received a purchase order from their customers and do not maintain an inventory of our products in anticipation of sales to their customers.

In 2004, we entered into OEM agreements with Nortel Networks relating to the CDMA and the GSM/UMTS markets. Sales to Nortel Networks, all of which were made under the CDMA agreement, accounted for more than 40% of our revenues in 2006. In December 2006, we terminated both OEM agreements. Under the terms of the CDMA agreement, Nortel Networks has a right to continue to purchase our CDMA products for delivery through December 2008. Although the termination of the CDMA agreement could disrupt our relationships with CDMA mobile operators formerly serviced by Nortel Networks, we have established and continue seeking to establish additional direct sales relationships with some of the CDMA operators formerly serviced by Nortel Networks.  In addition, we are currently in discussions to establish a new reseller relationship with Nortel Networks.  As a result, we do not believe that the termination of the Nortel Networks OEM agreements will significantly impact our revenues.

We believe our revenues will vary significantly from period-to-period as a result of the following:

•                  Fluctuations in the timing of customer orders.  Mobile operators require significant lead times to incorporate changes and enhancements into their networks to ensure the various network components are interoperable. These lead times and interoperability testing requirements result in an extended sales cycle and can lead to uneven purchasing patterns. In addition, our reliance on a relatively small number of customers contributes to the variability of our revenues.

•                  The timing of revenue recognition in relation to the shipment of products.  Our products contain software which is not incidental to our products. Therefore, we recognize revenue pursuant to the requirements of SOP 97-2. Due to these requirements, certain features of our customer arrangements, such as customer acceptance terms in many of our customer contracts and the need for us to establish fair values of our products and services based on facts specific to our operations, we often defer recognition of revenue for a significant period of time after shipment.

The variability of our revenues directly impacts our operating performance in any particular period since a significant portion of our operating costs, such as prototypes and related equipment and sales commissions, are either fixed in the short-term or may not vary proportionately with recorded revenues.

Cost of Revenues

Cost of revenues consists of costs of products sold and services provided. Cost of products consists primarily of payments to a third party manufacturer for purchased materials and services and internal costs, such as salaries and benefits related to personnel, provision for inventory obsolescence and related overhead. The use of an outsourced manufacturer enables us to conserve working capital, adjust to fluctuations in demand and provide for timely delivery to our customers. Cost of services consists primarily of salaries and benefits related to professional services and technical support personnel, product repair costs, depreciation and related overhead.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including the demand for our products and services, the average selling price of our products, which in turn depends on the mix of product configurations sold, new product introductions, the region of the world in which our customers are located and the volume and costs of manufacturing our hardware products.

Operating Expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and consulting, travel and depreciation expenses.  The expenses are classified into the following categories for reporting purposes: research and development, sales and marketing and general and administrative.  Following is a brief description of the key types of expenses in each of these categories.

•                  Research and development expense consists primarily of personnel costs, prototype costs, consulting services and depreciation. Research and development activities, including hardware and software development and quality assurance testing, primarily occur at two locations in the United States and two locations in India.

•                  Sales and marketing expense consists primarily of personnel costs, travel and marketing programs such as trade shows. Commissions are a significant component of our sales personnel costs and are recorded as expense when earned which is not necessarily directly proportionate to the amount of revenues recorded since commissions are generally earned at the time we accept customer orders and revenue is recorded once all revenue recognition criteria have been met.

•                 General and administrative expense consists primarily of personnel costs related to our executive, finance, human resource and information technology organizations, professional fees, insurance and other related overhead.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash and short-term investments. We have historically invested our cash in money market funds and other short-term, high-grade investments.

Other income (expense) also includes gains (losses) from foreign currency transactions of our foreign subsidiaries. The functional currency of our foreign operations is the U.S. dollar. Accordingly, all assets and liabilities, except certain long-term assets, of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses of these international subsidiaries are generally remeasured into U.S. dollars at the average rates in effect during the year.

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and related disclosures require us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in note 3 to the consolidated financial statements included in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission, or SEC, (File No. 333-141092) on June 5, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

Generally, our revenues are generated through fulfillment of contractual arrangements that contain multiple elements, including equipment with embedded software and services, such as installation, training, consulting and maintenance and support, or M&S. We recognize revenue in accordance with SOP 97-2 and SOP 98-9. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable. Certain of these requirements, most notably the customer acceptance terms generally included in our contracts and our need to establish fair values of our products and services based on facts specific to our operations, are critical to the timing and extent of our revenue recognition. As a result of these factors, a significant majority of our contractual arrangements result in the deferral of revenue and the time period for deferral may be significant. In addition, in certain circumstances, pricing considerations must be assessed to determine whether the price is fixed or determinable.

Product revenues consist of revenues from sales of our hardware and licensing of our software. Product sales generally include a perpetual license to our software. Product revenues are generally recognized at shipment or upon customer acceptance, assuming all other revenue recognition criteria are met. Substantially all of our products have been sold in conjunction with product support services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is generally 12 to 15 months.

Pursuant to SOP 97-2, revenue is allocated to deliverables based on vendor specific objective evidence of fair value, or VSOE, when VSOE exists. Generally, all revenues for an arrangement are deferred when VSOE does not exist for any undelivered element. However, revenue is recognized ratably over the contractual M&S period when M&S is the only undelivered element. If VSOE exists for the undelivered elements, but not the delivered elements, revenue is recognized under the residual method set forth in SOP 98-9, which provides that revenue is recognized based on the difference between the total arrangement fee and the VSOE of the undelivered elements. Revenue for the undelivered elements is then recorded as those elements are delivered. When we defer revenue in an arrangement, the related product costs are also deferred, subject to their realizability, and recognized over the same period as the related revenue.

The determination of VSOE is highly judgmental and is a key factor in determining whether revenue may be recognized or must be deferred and the extent to which it may be recognized once the various elements of an arrangement are delivered. We assess VSOE based on previous sales of products and services, the type and size of customer, renewal rates in contracts and the geographic location of the customer. We monitor VSOE on an ongoing basis. As noted above, most of our arrangements include multiple elements, some of which are delivered in or over future periods. Therefore a change in our assessment of, or our inability to establish, VSOE for products or services may result in significant variation in our revenues and operating results.

In arrangements where cash consideration is paid to a customer, the payments are recorded in accordance with Emerging Issues Task Force, or EITF, 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which generally requires the consideration be recorded as a reduction of revenues.

Share-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. In addition, through December 31, 2005, we accounted for share-based compensation expense for non-employees using the fair value method prescribed by SFAS 123, applying the Black-Scholes option-pricing model, and recorded the fair value, for financial reporting purposes, of non-employee stock options as an expense over either the vesting term of the option or the service period.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we will continue to apply APB Opinion 25 in future periods to equity awards outstanding prior to the date of our adoption of SFAS 123R. In accordance with SFAS 123R, we will recognize the compensation cost of stock-based awards on a graded-vesting basis over the vesting period of the award. Effective with the adoption of SFAS 123R, we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted or modified.

For the three and six months ended June 30, 2007, we recorded expense of $3.3 million and $4.8 million, respectively, in connection with stock-based awards. As of June 30, 2007, we had $14.8 million of unrecognized expense related to non-vested options that is expected to be recognized over a weighted average period of 1.2 years.

Inventory

We carry our inventory at the lower of historical cost or net realizable value assuming inventory items are consumed on a first-in, first-out basis. We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of revenues in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used to determine our inventory valuations.

When products have been delivered, but the product revenues associated with the arrangement have been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, we defer the related inventory costs for the delivered items.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provisions for income taxes. We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

As of December 31, 2006, we had U.S. federal net operating loss carryforwards for income tax purposes of $63.1 million that expire beginning in 2022 and state net operating loss carryforwards of $65.5 million that expire beginning in 2007. We also had U.S. federal tax credits of $3.0 million that expire beginning in 2020 and state research and development credits of $652,000 that expire beginning in 2018. The Internal Revenue Code contains provisions that limit the net operating losses and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

Our income tax expense consists primarily of provisions associated with various state and foreign jurisdictions as well as federal alternative minimum tax. Income tax expense related to our international subsidiaries generally results from taxable income generated by the subsidiary pursuant to intercompany service agreements. We believe the compensation associated with these service agreements is reasonable in light of the level and nature of services performed by our subsidiaries. However, if a foreign tax jurisdiction or the Internal Revenue Service were to challenge these arrangements, we could be subject to additional income tax expense either in the United States or the foreign jurisdiction.

Due to the uncertainty surrounding the realization of our deferred tax assets, based principally on operating losses, we have provided a full valuation allowance against our various tax attributes. We will assess the level of valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax attributes exist at a future point in time, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of reduction.

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes,  an interpretation of SFAS 109. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, we had approximately $134,000 of unrecognized tax benefits the benefit of which, if recognized, would favorably affect the income tax rate in future periods.  At June 30, 2007, we had a liability of approximately $134,000 related to unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Upon our adoption of FIN 48 and at June 30, 2007, we had an immaterial amount of accrued interest and penalties associated with our uncertain tax positions.

We have accumulated significant losses from our inception in August 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.

Research and Development Expense

Research and development expense includes costs incurred to develop intellectual property. Research and development costs are charged to operations as incurred. The costs to develop new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined technological feasibility is established at the time a working model of software is completed. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is short. Consequently, the amounts that could be capitalized are not material to our financial position or results of operations and therefore have been charged to expense as incurred.

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended June 30,
	2007		2006		Period-to-Period Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$25,121	81%	$17,744	87%	$7,377	42%
Service	5,733	19	2,645	13	3,088	117
Total revenues	$30,854	100%	$20,389	100%	$10,465	51%

Revenues by Type:
Direct	$11,111	36%	$18,286	90%	$(7,175)	(39)%
Indirect	19,743	64	2,103	10	17,640	839
Total revenues	$30,854	100%	$20,389	100%	$10,465	51%

Revenues by Geography:
United States and Canada	$16,317	53%	$16,462	81%	$(145)	(1)%
Japan	12,828	41	806	4	12,022	1,492
Korea	539	2	162	1	377	233
Rest of world	1,170	4	2,959	14	(1,789)	(60)
Total revenues	$30,854	100%	$20,389	100%	$10,465	51%

Revenues increased $10.5 million, or 51%, in the quarter ended June 30, 2007 as compared to the same quarter in 2006, primarily due to increased product sales to existing customers. Product revenues, which include hardware and software sales, increased $7.4 million in the second quarter of 2007 as compared to the same quarter of 2006 due primarily to increased sales in Japan. The increase in revenues from Japan was due primarily to the recognition of revenue deferred in prior periods since we delivered previously committed software functionality during the quarter ended June 30, 2007.

The $3.1 million increase in service revenues in the second quarter of 2007 was due to an increased amount of our products installed at mobile operators which is generally the basis of maintenance and services fees as compared to the same period in 2006.

	Six Months Ended June 30,
	2007		2006		Period-to-Period Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$49,573	85%	$29,466	85%	$20,107	68%
Service	8,923	15	5,357	15	3,566	67
Total revenues	$58,496	100%	$34,823	100%	$23,673	68%

Revenues by Customer Type:
Direct	$29,094	50%	$29,886	86%	$(792)	(3)%
Indirect	29,402	50	4,937	14	24,465	496
Total revenues	$58,496	100%	$34,823	100%	$23,673	68%

Revenues by Geography:
United States and Canada	$36,936	63%	$27,353	79%	$9,583	35%
Japan	13,524	23	2,144	6	11,380	531
Korea	6,273	11	324	1	5,949	1,836
Rest of world	1,763	3	5,002	14	(3,239)	(65)
Total revenues	$58,496	100%	$34,823	100%	$23,673	68%

Revenues increased $23.7 million, or 68%, in the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to increased product sales to existing customers. Product revenues, which include hardware and software sales, increased $20.1 million in the first half of 2007 as compared to the same period in 2006 due primarily to increased sales to major mobile operators in the United States and Canada and the increase related to Japan discussed above. The increase in revenues from Korea was due primarily to the recognition of approximately $5.5 million that was deferred at December 31, 2006 due to the delivery of specific software functionality during the first quarter of 2007.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2007		2006		Period-to-Period Change
	Amount	% of Related Revenues	Amount	% of Related Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$6,316	25%	$3,401	19%	$2,915	86%
Services	1,942	34	363	14	1,579	435
Total cost of revenues	$8,258	27%	$3,764	18%	$4,494	119%
Gross Profit:
Product	$18,805	75%	$14,343	81%	$4,462	31%
Services	3,791	66	2,282	86	1,509	66
Total gross profit	$22,596	73%	$16,625	82%	$5,971	36%

Product gross margin decreased six percentage points in the second quarter of 2007 as compared to the same period in 2006 due primarily to the impact of equipment provided to our customers for testing purposes and the second quarter of 2006 included a higher proportion of software license revenue. We anticipate our gross product margin to be somewhat lower during the remainder of 2007 due primarily to our anticipated mix of product shipments.

During the second quarter of 2007, the $1.6 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during late 2006 and in 2007. We anticipate cost of services will increase in future periods as we continue to expand our customer support testing facilities during the remainder of 2007.

	Six Months Ended June 30,
	2007		2006		Period-to-Period Change
	Amount	% of Related Revenues	Amount	% of Related Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$10,754	22%	$7,294	25%	$3,460	47%
Services	3,329	37	704	13	2,625	373
Total cost of revenues	$14,083	24%	$7,998	23%	$6,085	76%
Gross Profit:
Product	$38,819	78%	$22,172	75%	$16,647	75%
Services	5,594	63	4,653	87	941	20
Total gross profit	$44,413	76%	$26,825	77%	$17,588	66%

Product gross margin increased three percentage points in the first six months of 2007 as compared to the same period in 2006 due primarily to a higher proportion of software revenue in the first quarter of 2007.

The $2.6 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during 2006 and in the first half of 2007. We anticipate cost of services will increase in future periods as we continue to increase the number of customer support personnel we employ and continue to expand our customer support testing facilities.

Gross profit on services increased 20% during the first six months of 2007 as a result of the increase in our installed base though the increase was at a lower rate than the growth in service revenue due to the increased costs of services described above.

We believe our overall gross margin for the remainder of 2007 will decrease somewhat from the 76% achieved in the first half of 2007.

Operating Expenses

	Three Months Ended June 30,
	2007		2006		Period-to-Period Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$7,585	25%	$6,064	30%	$1,521	25%
Sales and marketing	8,867	29	7,584	37	1,283	17
General and administrative	3,398	11	1,983	10	1,415	71
Total operating expenses	$19,850	64%	$15,631	77%	$4,219	27%

	Six Months Ended June 30,
	2007		2006		Period-to-Period Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$17,651	30%	$9,705	28%	$7,946	82%
Sales and marketing	15,936	27	12,745	37	3,191	25
General and administrative	6,242	11	3,499	10	2,743	78
Total operating expenses	$39,829	68%	$25,949	75%	$13,880	53%

Personnel Costs.  As discussed above, personnel costs are our largest expense representing 75% and 65% of our total operating expenses for the three and six months ended June 30, 2007, respectively.  These costs include a cash component and a stock component.  The cash component of compensation included in each expense category is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
Research and development	$4,890	$3,125	$1,765	$9,468	$6,275	$3,193
Sales and marketing	5,471	5,149	322	9,535	8,410	1,125
General and administrative	1,305	692	613	2,266	1,323	943
Total cash-based compensation in operating expenses	$11,666	$8,966	$2,700	$21,269	$16,008	$5,261

The increases in personnel costs above were due primarily to a higher number of employees in the three and six month periods ended June 30, 2007 compared to June 30, 2006.  We added 115 research and development employees, 31 sales and marketing employees and 15 general and administrative employees since June 30, 2006 resulting in total employees of 501 at June 30, 2007.

In addition to cash compensation, we provide share-based compensation to our employees which is a significant portion of our personnel costs.  These charges increased significantly in the three and six month periods ended June 30, 2007 as compared to the same periods of 2006 due primarily to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees.  The share-based compensation included in each expense category is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Research and development	$1,660	$66	$1,594	$2,141	$82	$2,059
Sales and marketing	644	86	558	993	98	895
General and administrative	847	44	803	1,422	44	1,378
Total share-based compensation in operating expenses	$3,151	$196	$2,955	$4,556	$224	$4,332

Research and development.  Research and development expenses increased $1.5 million, or 25%, in the second quarter of 2007 from the same quarter in 2006.  The increase was due to the increases in personnel costs of $3.4 million described above which were partially offset by $1.4 million of reimbursements associated with non-recurring engineering projects recorded as a reduction of expense during the second quarter of 2007 and lower prototype costs.

Research and development expenses increased $7.9 million, or 82%, in the first half of 2007 from the same period in 2006, and the percentage of these costs to revenues also increased.  In addition to the increases in personnel costs of $5.3 million described above, prototype costs were $1.6 million higher in the first half of 2007 as compared to the same period of 2006 due primarily to the timing of testing of our ST40 platform.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense to increase during the remainder of 2007 as we continue to add quality assurance personnel and increase our test lab facilities.

Sales and marketing.  Sales and marketing expenses increased $1.3 million, or 17%, in the second quarter of 2007 as compared to the same period in 2006 but were lower as a percentage of revenues. This spending increase was due primarily to $880,000 of higher personnel costs and higher travel expenses of $436,000.  Travel expenses increased primarily due to our higher number of sales personnel.

For the first half of 2007, these expenses increased $3.2 million, or 25%, as compared to the same period in 2006, but were lower as a percentage of revenues.  The spending increase was due primarily to higher personnel costs of $2.0 million, higher travel expenses of approximately $514,000 and higher rent and facilities expense.

We anticipate continuing to increase the number of sales and marketing personnel we employ in future periods to expand our geographic presence, to address specific customer opportunities and to increase our revenues. The commission portion of sales personnel costs may vary significantly if our customer orders differ materially from the quotas established for our sales personnel. In addition, we expect to incur additional expenses such as demonstration and interoperability testing associated with our ST40 platform in existing and new markets.

General and administrative.  General and administrative expenses increased $1.4 million, or 71%, in the second quarter of 2007 as compared to the same period in 2006 due primarily to higher personnel costs.

For the six months ended June 30, 2007, these expenses increased $2.7 million, or 78%, as compared to the same period in 2006 due primarily to the higher cash and share-based personnel costs discussed above and higher consulting expenses of $494,000 related to enhancements to our enterprise financial system.

We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth and incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations and higher insurance premiums. In addition, we expect to incur additional costs associated with our pending litigation.

Interest income.  Interest income consists of income generated from the investment of our cash balances and short-term investments. Interest income increased $395,000 and $686,000, respectively, for the three and six month periods ended June 30, 2007 due to higher average balances and higher rates of return during these periods of 2007.  In June 2007, our cash and short-term investment balance increased approximately $116.0 million due to the receipt of the net proceeds of our initial public offering.

Income tax expense.  For the three and six months ended June 30, 2007, we recorded income tax expense of $164,000 and $407,000, respectively, compared to $92,000 and $143,000 in the same respective periods of 2006. The increases in 2007 periods were due primarily to us being subject to federal alternative minimum tax in 2007 and not in 2006. We anticipate that we will be subject to state and foreign income taxes and federal alternative minimum tax in future years. We have significant net operating loss carryforwards and other deferred tax assets, but have recorded a valuation allowance against them due to the uncertainty surrounding the timing and extent of realization of these tax attributes.

Net income.  Net income increased approximately $2.1 million for the three months ended June 30, 2007 compared to the same period of 2006 and $4.1 million for the six months ended June 30, 2007 compared to the same period of 2006 due to the items discussed above.

Liquidity and Capital Resources

Resources

We funded our operations from 2000 through 2004 primarily with approximately $100.0 million of net proceeds from issuances of convertible preferred stock. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth.

Cash, cash equivalents and short-term investments.  Our cash, cash equivalents and short term investments at June 30, 2007 of $157.2 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $592,000 at June 30, 2007 and $1.0 million at December 31, 2006, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	$(10,976)	$10,978
Net cash provided by (used in) investing activities	$5,686	$(6,003)
Net cash provided by financing activities	$117,592	$76

Operating activities.  Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

Six months ended June 30, 2007 compared to Six months ended June 30, 2006.

For the first six months of 2007, net cash used in operating activities was $11.0 million as compared to cash provided by operating activities of $11.0 million in the same period in 2006. Cash received from customers decreased $7.9 million in the first half of 2007 to $34.4 million from $42.3 million in the same period of 2006. This reduction was due primarily to lower accounts receivable at the beginning of the 2007 period. In addition, cash paid for payroll and related expenses increased $7.3 million totaling $21.5 million in 2007 compared to the same period in 2006, and cash paid for inventories was approximately $5.4 million higher in the 2007 period as compared to 2006. The increase in payroll and related expenses was due primarily to our increased headcount as discussed above.  The increase in cash paid for inventories was due primarily to our purchases of components related to the introduction of our ST40 platform.

Investing activities.  Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances. The $5.7 million of cash provided by investing activities during the first half of 2007 consisted primarily of maturities of short-term investments partially offset by $10.1 million of capital expenditures. The $6.0 million cash used in investing activities in the six months ended June 30, 2006 was due primarily to capital expenditures of $3.7 million and $2.3 million of net purchases of short-term investments

Financing activities.  Cash from financing activities consisted primarily of $127.0 million of cash received from the issuance of 10,580,226 shares of our common stock at $12.00 per share in our initial public offering reduced by $8.9 million of discounts and commissions and approximately $2.1 million of other costs associated with the offering.

At June 30, 2007 and December 31, 2006, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

We believe our existing cash and cash equivalents, short-term investments and cash flows from operating activities will be sufficient to finance our planned growth, enhance our products and fund anticipated capital expenditures for the foreseeable future.

We may use the net proceeds from our initial public offering for working capital and other general corporate purposes, to finance accelerated growth, develop new product lines and fund acquisitions and strategic investments. These future working capital requirements will depend on many factors, including the rate of our revenues growth, our introduction of new products and enhancements and our expansion of sales and marketing and product development activities. To the extent our existing resources are insufficient to fund these activities we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or complete an equity or debt financing on terms acceptable to us or at all.

Requirements

Capital expenditures.  We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $10.1 million in the first six months of 2007. We expect capital expenditures to be approximately $18–20 million for the full year of 2007, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

Contractual obligations and requirements.  As of June 30, 2007, our commitments under operating leases and purchase obligations were as set forth below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including, fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of transactions.

	Total	Remainder of 2007	1-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$6,410	$1,132	$3,616	$1,662	$—
Purchase obligations	8,547	7,772	775	—	—
Total	$14,957	$8,904	$4,391	$1,662	$—

Off-Balance-Sheet Arrangements

We do not engage in any off balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

To date, substantially all of our international customer transactions have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other income (expense) in our consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of June 30, 2007, our foreign exchange gain or loss would have fluctuated by approximately $147,000.

Interest Rate Risk

At June 30, 2007, we had unrestricted cash and cash equivalents and short-term investments totaling $157.2 million. These amounts were invested primarily in money market funds and high quality corporate and government securities. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We are presently defending two patent infringement lawsuits brought by UTStarcom, Inc. In February, 2005, UTStarcom filed a complaint against us in the United States District Court Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by us of UTStarcom’s U.S. Patent No. 6,829,473, entitled “Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks,” which is referred to as the “473 patent. UTStarcom notified us that it had served the complaint on May 6, 2005. On May 31, 2005, we answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that we did not infringe the “473 patent and that the “473 patent was invalid and unenforceable. On July 27, 2005, we filed an amended answer and counterclaims to the “473 patent complaint. A claim construction hearing had been scheduled on February 14, 2007, however, on December 7, 2006, UTStarcom filed a reissue patent application on the “473 patent. On January 29, 2007, by agreement of the parties, the Court stayed the case pending the outcome of the reissue application. We believe that we have meritorious defenses against any resulting reissued patent, and are prepared to vigorously defend the “473 patent case through trial.

In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees with the United States District Court for the Northern District of Illinois alleging violations of the Illinois trades secret act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. The complaint seeks unspecified monetary damages, injunctive relief, declarations of ownership relating to the specified patent and three patent applications owned by us, costs and attorneys fees. On July 25, 2007, in lieu of filing answers to the complaint, we and the individual defendants named in the complaint filed a motion to dismiss all state law claims asserted in the complaint. If successful, only the patent infringement allegations against us would remain in the case. On July 30, 2007, UTStarcom filed a pleading in response to this motion, and the District Court has taken the issues raised under advisement. We believe we have meritorious defenses to each of UTStarcom’s claims in this lawsuit and are prepared to vigorously defend the lawsuit.

In addition, we are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We don not, however, currently expect that the ultimate costs to resolve pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Because of the these  factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” of this Quarterly Report on Form 10-Q.

Risks Related to Our Business and Industry

We compete in new and rapidly evolving markets and have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in August 2000, and deployed our first commercial product in the first quarter of 2003. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. We believe our limited operating history and the characteristics of our industry make it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of risks faced by companies such as ours, which include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from a relatively limited time period in which to implement and evaluate our business strategies, as compared to companies with longer operating histories.

Our past operating results have fluctuated significantly, and likely will continue to fluctuate significantly, which makes it difficult to predict our operating results and could cause our operating results to fall below expectations.

Our operating results have historically fluctuated significantly from period to period and we expect our operating results to continue to fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•                  fluctuations in demand, sales cycles and prices for our products and services;

•                  reductions in customers’ budgets for mobile network infrastructure purchases and delays in their purchasing decisions;

•                  the timing of recognizing revenue in any given period as a result of software revenue recognition rules;

•                  the sale of our products in the timeframes we anticipate, including the number and size of orders in each period;

•                  the level of our customer concentration and our ability to generate purchases in any particular period from large customers;

•                  our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•                  the timing of product releases or upgrades by us or by our competitors;

•                  any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•                  our ability to control costs, including our operating expenses and the costs of the components we purchase; and

•                  general economic conditions in our domestic and international markets.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of orders from a key customer could significantly reduce our revenues.

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. During any given fiscal period, a small number of customers may account for a significant percentage of our revenues. For example, in 2006 we had two customers that each generated more than 10% of our revenues and in the aggregate represented 83%  of our revenues and for the three months ended June 30, 2007, we had three customers that each accounted for more than 10% of our revenues and from which, in the aggregate, we derived 89% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers and any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

Moreover, many of our key customers are large mobile operators that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to agree to terms and conditions that could result in increased costs and decreased revenues that could adversely affect our operating results.

We rely on a single line of products focused on a single market. If the market for those products does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results.

We derive, and expect to continue to derive, all of our revenues from a single line of products that provide network functions and services to mobile operators’ packet core networks. The market for our products is relatively new and still evolving, and it is uncertain whether our products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of mobile operators to continue to implement packet-based, multimedia network infrastructure. Factors that could impair the rate of growth of multimedia networks include:

•                  lower than anticipated demand by subscribers for multimedia services;

•                  budgetary constraints of mobile operators;

•                  uncertainties on the part of mobile operators as to the particular 3G or 4G access technologies they select for deployment in their networks; and

•                  delays in the development or availability of all the network elements necessary for the mobile operator to deploy its next-generation multimedia network.

If mobile operators do not continue to implement packet core networks, the market for our products may not continue to develop or may develop more slowly than we expect, either of which would significantly adversely affect our revenues and profitability.

If our new platform, the ST40, does not achieve widespread market acceptance, our operating results will suffer.

In April 2007, we announced our ST40 platform, which has recently become generally available for customer shipments. We expect to begin recording revenues from shipments of the ST40 in the fourth quarter of 2007, and a significant portion of our anticipated revenues in the fourth quarter of 2007 and beyond are expected to be generated from sales of the ST40. Our future sales and operating results will depend, to a significant extent, on the successful introduction and marketing of the ST40. In order to achieve market penetration for the ST40, we may be required to incur additional expenses in marketing and sales in advance of the realization of actual sales. There can be no assurance that the ST40 will achieve widespread acceptance in the market. If we incur delays in the manufacture and shipment of the ST40 or customer testing and verification takes longer than anticipated, the ST40 does not achieve our planned levels of sales or the ST40 does not achieve performance specifications, our operating results will suffer and our competitive position could be impaired. Also, some customers may delay orders for the ST16 as a result of the anticipated availability of the ST40 and any such delays could increase fluctuations in our quarterly operating results.

The market in which we compete is highly competitive and competitive pressures from existing and new companies may have a material adverse effect on our business, revenues, growth rates and market share.

We compete in a highly competitive industry that is influenced by many factors, including customer demands for:

•                  reliable, high performance products;

•                  system ability to handle increasing amounts of network traffic and service integration capabilities;

•                  system intelligence;

•                  breadth of network interoperability, access independence and standards support;

•                  high levels of customer support and customer interaction; and

•                  competitive pricing.

We expect competition in the mobile network infrastructure industry to intensify significantly in the future. Other companies may introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition.

Competitive products may in the future have better performance, lower prices and broader acceptance than our products. Our primary competitors include Cisco Systems, Inc., LM Ericsson Telephone Co., Nokia Corporation and UTStarcom, Inc., each of which has a longer operating history, greater name recognition, a larger customer base and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In addition, many of our competitors have a broader range of products and may be able to offer concessions to potential customers on bundled purchases that we are not able to match because we currently offer only a single line of products. We also face competition from a number of companies with more limited market share generally or by geography and newer market entrants.

If our market continues to develop and expand, we could face increased competition from other established companies, as well as emerging companies. For example, OEMs, system integrators and distributors currently selling our products could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships, or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and consequently customers’ willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our sales cycles typically are long and unpredictable, and our sales efforts require considerable time and expense. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings. Customers typically undertake a significant evaluation process before making a purchase, in some cases over twelve months. We spend substantial time and resources in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Our long sales cycle may cause our revenues and operating results to fluctuate significantly.

Demand for our products depends on the rate that mobile operators expand and enhance their mobile networks in order to provide multimedia services.

Our future success as a provider of network infrastructure products and services for mobile operators ultimately depends on the continued growth of the mobile communications industry and, in particular, the continued deployment and expansion of mobile multimedia services. Increased demand by mobile subscribers for voice communications and multimedia services delivered over mobile network systems will be necessary to justify capital expenditure commitments by mobile operators to invest in the improvement and expansion of their networks. Demand for multimedia services might not continue to increase if there is limited availability or market acceptance of mobile devices designed for such services, the multimedia content offered through mobile networks does not attract widespread interest or the quality of service available through mobile networks does not meet customer expectations. If long-term expectations for mobile multimedia services are not realized or do not support a sustainable business model, operators may not commit significant capital expenditures to upgrade their networks to provide these services, the demand for our products and services will decrease, and we may not be able to sustain or increase our levels of revenues or profitability in the future.

A significant portion of our future revenues depends on our ability to further penetrate the GSM/UMTS market and our failure to do so could significantly interfere with our future growth.

The two principal radio access interfaces in use today for mobile communications are Code Division Multiple Access, or CDMA, and Global System for Mobile Communications/Universal Mobile Telecommunications System, or GSM/UMTS. To date, we have achieved our highest number of deployments in the CDMA market, which has transitioned faster to high-bandwidth networks. However, significantly more operators worldwide currently utilize GSM/UMTS than CDMA technologies. In order to continue our growth, we believe it is important that we continue to expand into the GSM/UMTS market. To date, we have established a relationship with a major GSM/UMTS operator, and we intend to devote significant sales and marketing resources to further penetrate the GSM/UMTS market. If GSM/UMTS operators do not transition or delay their transition to high-bandwidth networks, or if we are unable to establish relationships with additional GSM/UMTS operators, we may not be able to grow our business as expected and our results of operations will be adversely affected.

We rely on OEMs, system integrators and distributors to sell some of our products, and our failure to develop and manage our distribution channels could adversely affect our business.

For our sales to mobile operators, we rely in part on establishing and maintaining successful relationships with original equipment manufacturers, or OEMs, system integrators and distributors. A significant amount of our revenues is derived through these indirect sales. Accordingly, our revenues depend in large part on the effective performance of these distribution relationships. By relying on these indirect sales channels we may have less contact with the end users of our products, thereby potentially making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Developing relationships with qualified OEMs, system integrators and distributors and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support our OEM, system integrator and distributor relationships, including investment in systems and training. We have no minimum purchase commitments with any of our OEMs, system integrators or distributors, and our contracts with them do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential OEMs, system integrators and distributors to favor their products or to prevent or reduce sales of our products. Our OEMs, system integrators and distributors may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with our OEMs, system integrators and distributors would likely materially adversely affect our business, operating results and financial condition.

We terminated our OEM relationships with Nortel Networks. If we are unable to establish strong relationships with the mobile operators formerly serviced by Nortel Networks under our CDMA agreement, our business will be harmed.

We had two OEM agreements with Nortel Networks, one relating to the CDMA market and one relating to the GSM/UMTS market. We terminated the agreement relating to the CDMA market effective March 2007 because we were no longer strategically aligned with Nortel Networks on future packet core products for mobile operators and to allow specific major mobile operators to purchase directly from us.  Under the terms of the agreement Nortel Networks has a right to continue to purchase our CDMA products for delivery through December 2008. The termination of the CDMA agreement could disrupt our relationships with CDMA mobile operators formerly serviced by Nortel Networks. We have established direct relationships with some of the CDMA operators formerly serviced by Nortel Networks and we are currently seeking to establish additional direct sales relationships with other CDMA operators formerly serviced by Nortel Networks. We are also currently exploring a new reseller relationship with Nortel Networks to continue to service other CDMA operators. Our business may be harmed if we are unable to directly or indirectly continue selling our products to the other CDMA operators formerly serviced by Nortel Networks. In addition, our business may be adversely affected if we are unable to enter into a new CDMA reseller relationship with Nortel Networks.

We also terminated the agreement relating to the GSM/UMTS market effective December 2006 because there was a lack of strategic alignment on future packet core products for mobile operators between us and Nortel Networks and because there had been no sales of our products under that agreement. Nortel Networks had previously disputed our right to terminate that agreement, however this dispute was resolved in July 2007.  The growth of our business may be limited if we are unable to establish a direct or indirect sales relationships with other GSM/UMTS mobile operators.

We have a significant accumulated deficit, and we may not be able to maintain profitability.

Although we were profitable in 2005 and 2006 and for the six months ended June 30, 2007, we incurred net losses for the preceding three years. Our net losses were approximately $25.8 million in 2002, $26.4 million in 2003 and $14.0 million in 2004. As a result of our net losses, we had an accumulated deficit of $99.8 million as of June 30, 2007. We will need to generate significant revenues and control our operating expenses and other expenditures to maintain profitability. If we are unable to remain profitable, the market price of our common stock could decline.

If network functions and services similar to those offered by our products are incorporated into existing or new mobile network infrastructure products, demand by mobile operators for our products may diminish.

Mobile network infrastructures are continually evolving with changing industry standards and the introduction of new technologies and network elements. Network functions and services provided by our products located on the packet core network may be provided by different network elements within these networks. Other providers of mobile network infrastructure products may add network functions and services provided by our products to their existing products or offer new products with similar characteristics for different parts of the network infrastructure.

The inclusion of, or the announcement of an intent to include, functionality and services perceived to be similar to those offered by our products in competitor products within or outside the packet core network could have an adverse effect on our ability to market and sell our products. Furthermore, even if the network functions and services offered by our competitors are more limited than those provided by our products, a significant number of customers may elect to accept limited functionality or services in lieu of adding our products to their network. The adoption of these competitive products or different approaches to their network infrastructure by mobile operators could have an adverse effect on our business, operating results and financial condition.

The applications of existing or future accounting standards could result in significant fluctuations in our operating results.

We recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, and related amendments and interpretations and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under these accounting standards, even if we deliver products to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product until a future period when all the conditions necessary for revenue recognition have been satisfied. Conditions that can cause delays in revenue recognition include software arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value; requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer; or material customer acceptance criteria. Our customer contracts typically include one or more of these types of conditions. Therefore, we often must defer revenue recognition for a period of time after our products are delivered and billed to a customer, and such deferral may extend over one or more fiscal quarters. The period of deferral, if any, depends on the specific terms and conditions of each customer contract, and therefore it is difficult for us to predict with accuracy at the beginning of any fiscal period the amount of revenues that we will be able to recognize from anticipated customer shipments in that period. Moreover, any changes in interpretations and guidance as to SOP 97-2 could have a significant effect on our reported financial results.

We may have difficulty acquiring new customers due to the high costs of switching mobile network infrastructure providers or equipment.

Mobile network operators typically make substantial investments when deploying a mobile network infrastructure. Once a mobile network operator has deployed a mobile network infrastructure for a particular portion of their network, it is often difficult and costly to switch to another vendor’s infrastructure. Unless we are able to persuasively demonstrate that our products offer performance, functionality or cost advantages that materially outweigh a customer’s expense of switching from a competitor’s product, it will be difficult for us to generate sales once that competitor’s equipment has been deployed. Accordingly, if a customer has already deployed a competitor’s product for their network infrastructure, it may be difficult for us to sell our products to that customer.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve issues relating to our products. A high level of support is critical for the successful marketing and sale of our products and future enhancements. If we, or our OEMs, system integrators or distributors, do not effectively assist our customers in deploying our products, help our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high quality support and services could have a material adverse effect on our business, operating results and financial condition.

The mobile network infrastructure industry is, and likely will continue to be, characterized by rapid technological changes in networks and standards, which will require us to develop new products and product enhancements, and could render our existing products obsolete.

Mobile operators have been aggressively upgrading their networks, and new industry standards for access technologies, such as third generation, or 3G, and more advanced fourth generation, or 4G, technologies continue to evolve. Continuing technological changes in the mobile communications industry and in the mobile network infrastructure industry could undermine our competitive position or make our products obsolete, either generally or for particular types of services. Our future success will depend upon our ability to accurately predict and respond to new technology standards. We must develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce new product offerings, to address the changing standards and technological needs of the network infrastructure market. A failure to accurately predict and respond to evolving technologies, to introduce on a timely basis new products and enhancements in response to evolving technologies and standards, or to address changing needs in our current markets or expand into new markets may cause existing and potential customers to forego purchases of our products or purchase from our competitors. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable.

Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products or product enhancements until after we have incurred significant development costs.

Some of our products must be tailored to meet customer specifications. As a result, we often develop new features and enhancements to our products. These product enhancements often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often do not recognize revenue from our new products or enhancements until we have incurred significant development costs, and our operating results will suffer if sales of new products or enhancements fail to meet our expectations.

There is no assurance that our research and development investments will lead to successful new products or enhancements.

We will continue to invest in research and development for the introduction of new products and enhancements to existing products designed to improve the capacity, data processing rates and features of our products and services. We must also continue to develop new features and functionality for our products based on specific customer requests and anticipated market needs. However, research and development in the mobile network infrastructure industry is complex, expensive and subject to uncertainty. In 2006, our research and development expenses were $26.0 million, or approximately 28% of our total revenues and for the six months ended June 30, 2007 these expenses were $17.7 million, or approximately 30% of our total revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. If we continue to expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of products or product enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share. We may not be able to anticipate market needs and develop products and product enhancements that meet those needs, and any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled, which would harm our business.

Our products must interoperate with our customers’ existing networks, which often have different specifications, utilize multiple protocol standards and products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ networks. This could cause longer installation times for our products or order cancellations and could harm our relationship with existing and future customers, any of which would adversely affect our business, operating results and financial condition.

In addition, our customers may require that we demonstrate that our products interoperate with network elements offered by our competitors, and we may need our competitors’ cooperation to conduct such testing and validation. Any unwillingness of our competitors to cooperate with us in performing these interoperability tests or our inability to demonstrate interoperability would likely have an adverse effect on our ability to market our products.

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex. When deployed, they are critical to the mobile operator networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by mobile operators. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our OEMs, system integrators or distributors. Our contracts with customers generally contain provisions relating to warranty disclaimers and liability limitations, which may be ineffective. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention away from the business and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely impacted.

We are susceptible to shortages or price fluctuations in our supply chain. Any shortages or price fluctuations in components used in our products could delay shipment of our products, which could materially adversely affect our business.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. The process of qualifying alternate sources for components, if available at all, may be time consuming, difficult and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish appropriate component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We carry very little inventory of our products and product components, and we rely on our suppliers to deliver necessary components to our contract manufacturer in a timely manner based on forecasts we provide. We generally rely on purchase orders rather than long-term contracts with our suppliers. As a result, even if available, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would seriously impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

We depend on a single contract manufacturer with whom we do not have a long-term supply contract, and changes to this relationship may result in delays or disruptions that could harm our business.

We depend on Plexus Corp., an independent contract manufacturer, to manufacture and assemble our products. We rely on purchase orders with our contract manufacturer and do not have long-term supply arrangements in place. As a result, our contract manufacturer is not obligated to supply products to us for any specific period, quantity or price. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturer from its customers. As a result, fulfilling our orders may not be considered a priority by our contract manufacturer in the event the contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner.

It is time consuming and costly to qualify and implement a contract manufacturer relationship. Therefore, if our contract manufacturer suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience manufacturing delays that could harm our business.

We provide demand forecasts to our contract manufacturer. If we overestimate our requirements, our contract manufacturer may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturer may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel, including the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. In particular, Ashraf M. Dahod, our president, chief executive officer and chairman is critical to the management of our business and operations, as well as the development of our strategic direction. The loss of services of Mr. Dahod or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Mr. Dahod is not a party to an employment agreement with us and, therefore, may terminate his employment with us at any time, with no advance notice. The replacement of Mr. Dahod would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. In particular, we face significant challenges hiring and retaining personnel in India for research and development activities because the market for such personnel is increasingly competitive. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses replacing employees and the quality of our products and services and our ability to provide such products and services could diminish, resulting in a material adverse affect on our business. Furthermore, in making employment decisions, particularly in high-technology industries, candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock after this offering may adversely affect our ability to attract or retain personnel.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of June 30, 2007, approximately 59% of our employees were located abroad, including 250 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

•                  the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•                  difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•                  our ability to comply with differing technical standards and certification requirements outside North America;

•                  unexpected changes in regulatory requirements;

•                  reduced protection for intellectual property rights in some countries;

•                  new and different sources of competition;

•                  fluctuations in exchange rates; and

•                  tariffs and trade barriers, import/export controls, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

•                  take advantage of strategic opportunities including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and

•                  develop new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, including shares of common stock sold in this offering. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results or financial condition.

While we currently have no acquisitions of other businesses pending or planned, we have, from time to time, evaluated acquisition opportunities and may pursue acquisition opportunities in the future. We have very little experience consummating acquisitions, and therefore our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

If we fail to manage future growth effectively, our business could be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $34.4 million in 2004 to $94.4 million in 2006, and the number of our employees increased from 117 at the beginning of 2004 to 501 as of June 30, 2007. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

•                  implement appropriate operational, financial and management controls, systems and procedures, including continued implementation of our enterprise-wide financial system;

•                  expand our manufacturing capacity and scale of production;

•                  expand our sales, marketing and distribution infrastructure and capabilities; and

•                  provide adequate training and supervision to maintain high quality standards.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their networks or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import laws and regulations, shifts in approach to the enforcement or scope of existing laws and regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

Compliance with environmental matters and worker health and safety laws could be costly, and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.

In January 2003, the European Union, or EU, issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive, referred to as WEEE, requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the WEEE directive was August 13, 2004, although extensions were granted in some countries. Producers became financially responsible under WEEE related legislation beginning in August 2005. The other directive, the Restriction on the use of certain Hazardous Substances, referred to as RoHS, restricts lead and other hazardous substances in electronic equipment placed on the EU market after July 1, 2006. If we fail to comply with these directives, we may suffer a loss of revenues, be unable to sell our products in certain markets and countries, be subject to penalties and fines or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in China, Japan or the United States, and the scope of new legislation with respect to currently unregulated substances is uncertain. Costs to comply with WEEE or RoHS related legislation or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We are currently in compliance with these directives; however, we have incurred significant costs related to compliance with current requirements. The costs to comply with current and future environmental and worker health and safety laws may have a material adverse effect on our results of operations, expenses and financial condition.

Risks Related to our Intellectual Property

Our ability to compete and the success of our business could be jeopardized if we are unable to rely on our patent rights.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own a variety of patents and patent applications in the United States and corresponding patents and patent applications in foreign jurisdictions. However, we have not obtained patent protection in each market in which we plan to compete. To date, our patent portfolio has not prevented other companies from competing against us, and we do not know how successful we would be if we sought to enforce our patent rights against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Any circumstance or change that results in patent protection not being available for our products could adversely affect our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our unpatented proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Claims by others that we infringe their proprietary technology could force us to incur significant costs.

Third parties have asserted, and may assert in the future, claims that our products infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties have brought, and could in the future bring, claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit. In addition we could be forced to redesign the product that uses any allegedly infringing technology.

We are presently defending two patent infringement lawsuits brought by UTStarcom, Inc. In February 2005, UTStarcom filed a lawsuit asserting infringement of a patent in the United States District Court for the Northern District of California relating to a prepaid billing function we provided to one of our customers. This patent lawsuit by UTStarcom has been stayed pending a reissue proceeding of the patent asserted in the case. Such a reissue proceeding may take a year or longer to complete. After the reissue proceeding, the stay of the lawsuit likely will be lifted and the lawsuit may proceed. If this occurs, we will continue to defend ourselves in this litigation, which will require a significant investment of time and financial resources. A finding that we have infringed this patent may require us to pay damages based on our past sale of the prepaid billing function and, in addition, may force us to limit or cease development, manufacturing and sales of the prepaid billing function. This could adversely affect our business, financial condition and results of operations.

In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In the lawsuit, UTStarcom seeks unspecified monetary damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, costs and attorneys fees. We will vigorously defend ourselves in this litigation, which will require significant investment of time and financial resources. A finding in UTStarcom’s favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and three patent applications owned by us. This could adversely affect our business, financial condition and results of operations.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also require significant commitments of time by our management.

Our use of open source could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products. Although we monitor our use of open source software closely, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue sales of our products, any of which could materially adversely affect our business.

We rely on the availability of licenses for intellectual property from third parties, and if these licenses are not available to us on commercially reasonable terms, product sales and development may be delayed.

We incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Sales of Unregistered Securities

During the quarter ended June 30, 2007, we granted stock options to purchase an aggregate of 1,365,471 shares of common stock to our employees and directors under our 2000 Stock Incentive Plan at exercise prices ranging from $8.25 to $12.00 per share.  During this period, we also issued 8,101 shares of restricted stock under our 2000 Stock Incentive Plan and an aggregate of 505,658 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $566,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b)   Use of Proceeds from Public Offering of Common Stock

In June 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141092) which the SEC declared effective on June 5, 2007.  Pursuant to the registration statement, we registered the offering and sale of an aggregate of 12,115,067 shares of our common stock, of which 10,580,226 shares were sold by us including 1,580,226 shares sold in connection with the underwriters’ option described below, and 1,534,841 shares were sold by certain stockholders, at a price of $12.00 per share.   The underwriters exercised their option to purchase the additional 1,580,226 shares of our common stock at the initial public offering price of $12.00 per share on June 8, 2007 and the offering closed on June 11, 2007.  The underwriters for the offering were Goldman, Sachs & Co., Lehman Brothers, JPMorgan and Thomas Weisel Partners LLC.

We raised a total of $127.0 million in gross proceeds from the initial public offering, or approximately $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other estimated offering costs of approximately $2.1 million. The selling stockholders received a total of approximately $18.4 million in gross proceeds from the initial public offering or approximately $17.1 million of net proceeds after deducting the underwriting discounts. We have invested the net proceeds in cash and cash equivalents, primarily money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

ITEM 3.    Defaults Upon Senior Securities.

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.    Other Information.

None.

ITEM 6.    EXHIBITS

The following in an index of the exhibits included in this report:

Exhibit No.	Description
10.1	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Initial Grant)

10.2	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Annual Grant)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARENT NETWORKS, CORP.
(Registrant)

	By:	/s/ Ashraf M. Dahod
Date: August 9, 2007		Ashraf M. Dahod President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Paul J. Milbury
Paul J. Milbury Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	By:	/s/ George W. Hale
George W. Hale Vice President, Finance and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Initial Grant)

10.2	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Annual Grant)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.