Form 10-Q
period 2007-09-30
Starent Networks, Corp.
filed 2007-11-08
CIK 1391672

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33511

STARENT NETWORKS, CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3527533 (I.R.S. Employer Identification No.)
30 International Place Tewksbury, MA 01876 (Address of principal executive offices) (zip code)
(978) 851-1100 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of November 8, 2007, there were 68,668,709 shares of the registrant's $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$135,942	$24,010
Short-term investments	14,656	36,144
Accounts receivable	34,859	13,619
Inventories	23,088	14,578
Prepaid expenses and other current assets	5,727	3,193

Total current assets	214,272	91,544
Property and equipment, net	19,792	10,839
Other assets	1,154	845
Restricted cash	594	1,039

Total assets	$235,812	$104,267

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$9,668	$4,249
Accrued expenses	6,052	2,675
Accrued payroll and related expenses	10,880	7,977
Income taxes payable	536	232
Current portion of deferred revenue	43,466	57,106

Total current liabilities	70,602	72,239
Deferred revenue, net of current portion	6,303	6,562
Refundable exercise price of restricted common stock	1,042	707
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock	—	130,270
Stockholders' equity (deficit)
Common stock, $0.001 par value, 250,000,000 and 120,000,000 shares authorized, 64,117,060 and 7,456,672 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	64	7
Additional paid-in capital	256,014	—
Accumulated other comprehensive loss	(5)	(1)
Accumulated deficit	(98,208)	(105,517)

Total stockholders' equity (deficit)	157,865	(105,511)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$235,812	$104,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	$31,588	$31,642	$81,160	$61,108
Service	5,103	3,596	14,026	8,953

Total revenues	36,691	35,238	95,186	70,061

Cost of revenues:
Product	7,422	13,240	18,176	20,534
Service	2,723	429	6,052	1,133

Total cost of revenues	10,145	13,669	24,228	21,667

Gross profit	26,546	21,569	70,958	48,394

Operating expenses:
Research and development	10,612	7,421	28,263	17,126
Sales and marketing	11,940	8,983	27,876	21,728
General and administrative	4,164	2,317	10,405	5,816

Total operating expenses	26,716	18,721	66,544	44,670

Income (loss) from operations	(170)	2,848	4,414	3,724
Interest income	2,038	630	3,637	1,542
Foreign currency exchange gain (loss)	84	(23)	(6)	(46)
Other income (expenses)	—	38	—	(3)

Income before income tax expense	1,952	3,493	8,045	5,217
Income tax expense	(329)	(243)	(736)	(386)

Net income	$1,623	$3,250	$7,309	$4,831

Net income (loss) per share applicable to common stockholders (Note 3):
Basic	$0.03	$0.02	$0.07	$(0.17)

Diluted	$0.02	$0.02	$0.06	$(0.17)

Weighted-average shares used in computing net income (loss) per common share (Note 3):
Basic	64,039	7,133	32,108	6,938

Diluted	70,685	9,357	38,260	6,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,309	$4,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	5,093	2,188
Share-based compensation	8,520	492
Foreign currency losses	(118)	19
Changes in operating assets and liabilities
Accounts receivable	(21,227)	(8,505)
Inventories	(8,504)	5,763
Prepaid expenses and other current assets	(2,433)	(1,103)
Other assets	(307)	(201)
Accounts payable	5,375	901
Accrued expenses	6,081	1,778
Income taxes payable	306	91
Deferred revenue	(13,900)	18,342

Net cash provided by (used in) operating activities	(13,805)	24,596

Cash flows from investing activities:
Purchases of property and equipment	(14,003)	(5,904)
Purchases of short-term investments	(18,896)	(48,048)
Proceeds from maturities of short-term investments	40,380	31,045
Change in restricted cash	451	24

Net cash provided by (used in) investing activities	7,932	(22,883)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of expenses	115,955	—
Repayment of long-term debt	—	(33)
Proceeds from exercise of stock options	1,314	138
Proceeds from issuance of restricted common stock	347	—

Net cash provided by financing activities	117,616	105

Effect of exchange rate changes on cash and cash equivalents	189	16

Net increase (decrease) in cash and cash equivalents	111,932	1,834
Cash and cash equivalents, beginning of period	24,010	20,036

Cash and cash equivalents, end of period	$135,942	$21,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

Business Description

        Starent Networks, Corp. ("Starent" or the "Company") was incorporated in Delaware on August 11, 2000 and is a leading provider of infrastructure hardware and software products and services that enable mobile operators to deliver multimedia services to their subscribers. The Company's products and services integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

Basis of Presentation

        The accompanying interim condensed consolidated financial statements presented herein have been prepared by Starent, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair statement of the Company's financial position at September 30, 2007, results of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 and cash flows for the nine month periods ended September 30, 2007 and September 30, 2006 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-141092) declared effective by the Securities and Exchange Commission, or SEC, on June 5, 2007.

Significant Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, net realizable value of inventories, expensing and capitalization of research and development costs for software, the determination of fair value of share-based compensation and the recoverability of the Company's net deferred tax assets and related valuation allowance.

        Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management's estimates if past experience or other assumptions do not turn out to be substantially accurate.

Concentrations of Risk and Off-Balance-Sheet Risk

        The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, short-term investments, accounts receivable and inventories. The Company's cash equivalents and its short-term investments are principally maintained with one commercial bank.

        The Company had four customers for the three and nine months ended September 30, 2007 that each accounted for more than 10% of revenues and in the aggregate accounted for 88% of revenues for each of the respective periods. The Company had two customers for the three and nine months ended September 30, 2006 that each accounted for more than 10% of revenues and in the aggregate accounted for 94% and 83% of revenues for the respective periods.

        At September 30, 2007, the Company had two customers that accounted for 75% of accounts receivable. At December 31, 2006, the Company had three customers that accounted for 76% of accounts receivable.

        The Company relies on a single contract manufacturer to manufacture and assemble its products. The Company has no long-term supply arrangements with this manufacturer and accordingly no obligation exists for the manufacturer to supply products to the Company in specific quantities or within specific time frames.

        In addition, certain of the components included in the Company's products are sourced from single or limited sources and lead times for some of these components may be significant. The Company has no long-term contracts to purchase these components.

2. Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, 123(Revised), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees and SFAS 123 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair value. The Company adopted SFAS 123R effective January 1, 2006 utilizing the prospective transition method, which requires the Company to apply the provisions of SFAS 123R only to new awards granted, and to awards modified, repurchased or cancelled on or after January 1, 2006.

        The fair value of options granted for the three and nine months ended September 30, 2007 and 2006 was estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.50%	4.84%	4.50-4.76%	4.55-4.99%
Expected dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	62%	68%	62-68%	68%

        The expected life was calculated based on the simplified method as permitted by the SEC's Staff Accounting Bulletin 107, Share-Based Payments. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        The results for the periods set forth below included share-based compensation expense in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share based compensation included in:
Cost of revenue	$221	$10	$419	$18

Total share-based compensation in cost of revenue	221	10	419	18
Research and development	1,947	85	4,088	167
Sales and marketing	650	89	1,643	187
General and administrative	948	76	2,370	120

Total share-based compensation in operating expenses	3,545	250	8,101	474

Total share-based compensation	$3,766	$260	$8,520	$492

3. Net Income (Loss) per Share

        Basic and diluted net income (loss) per share applicable to common stockholders is presented in conformity with SFAS 128, Earnings per Share and the related interpretation in Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Basic net income (loss) per share applicable to common stockholders is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income applicable to common stockholders includes accretion of redeemable convertible preferred stock and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the convertible preferred stock. Diluted net income (loss) per share assumes the conversion of the convertible preferred stock using the "if converted" method, if dilutive, and includes the dilutive effect of stock options and restricted stock under the treasury stock method. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,623	$3,250	$7,309	$4,831
Accretion on redeemable convertible preferred stock	—	(1,997)	(3,445)	(5,991)
Income allocated to preferred stockholders	—	(1,079)	(1,703)	—

Net income (loss) applicable to common stockholders	$1,623	$174	$2,161	$(1,160)

Weighted-average common shares outstanding—basic	64,039	7,133	32,108	6,938
Dilutive effect of stock options and restricted stock	6,646	2,224	6,152	—

Weighted average common shares outstanding—dilutive	70,685	9,357	38,260	6,938

Net income (loss) per share:
Basic	$0.03	$0.02	$0.07	$(0.17)
Diluted	$0.02	$0.02	$0.06	$(0.17)

        The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options to purchase common stock and common stock subject to repurchase	587	3,847	896	5,702
Convertible preferred stock (as converted basis)	—	44,288	25,308	44,288

4. Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories principally included the cost of raw materials, subassemblies, the cost of third-party contract manufacturers and cost of sales related to deferred revenue which is included in finished goods. Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$4,585	$1,617
Work in process	5,432	2,950
Finished goods	13,071	10,011

	$23,088	$14,578

5. Redeemable Convertible Preferred Stock and Stockholders' Equity

Redeemable Convertible Preferred Stock

        The following table summarizes redeemable convertible preferred activity during the nine months ended September 30, 2007 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2006	$15,307	$31,591	$30,491	$32,750	$20,131	$130,270
Accretion of dividends on preferred stock	350	759	794	921	621	3,445
Conversion of preferred stock	(15,657)	(32,350)	(31,285)	(33,671)	(20,752)	(133,715)

Balance at September 30, 2007	$—	$—	$—	$—	$—	$—

        In June 2007, the Company completed an initial public offering of its common stock in which it sold and issued 10,580,226 shares of its common stock, including 1,580,226 shares pursuant to the underwriters' full exercise of their over-allotment option, at a price of $12.00 per share. The offering raised a total of $127.0 million in gross proceeds and $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million. In connection with the offering, all outstanding shares of the Company's redeemable convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of the Company's common stock.

Reverse Stock Split

        On April 26, 2007, the board of directors of the Company approved, and on April 30, 2007, the stockholders of the Company approved, a 2-for-3 reverse stock split of the Company's common stock, which was effective on May 1, 2007. All share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

6. Income Taxes

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in the Company's judgment, which is greater than 50% likely to be realized. The Company did not recognize any change in its reserve for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, the Company had approximately $134,000 of unrecognized tax benefits the benefit of which, if recognized, would favorably affect the Company's income tax rate in future periods. At September 30, 2007, the Company had a liability of approximately $134,000 related to unrecognized tax benefits.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48 and at September 30, 2007, the Company had an immaterial amount of accrued interest and penalties associated with its uncertain tax positions.

        The Company has accumulated significant losses from its inception in August 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company's tax years remain open to examination by the major taxing jurisdictions to which it is subject.

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

7. Litigation

        The Company is presently defending two patent infringement lawsuits brought against it by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against the Company in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement of UTStarcom's U.S. Patent No. 6,829,473, entitled "Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks," which is referred to as the '473 patent. In May 2005, the Company answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that Starent did not infringe the '473 patent and that the '473 patent was invalid and unenforceable. In July 2005, the Company filed an amended answer and counterclaims to the '473 patent complaint. A claim construction hearing had been scheduled on February 14, 2007; however, in December 2006, UTStarcom filed a reissue patent application with the United States Patent and Trademark Office relating to the '473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom's reissue application relating to the patent. The Company believes that it has meritorious defenses against any resulting reissued patent, and is prepared to vigorously defend the '473 patent case through trial.

        In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of

Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of Starent's patents and three of Starent's patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market Starent's 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom's trade secrets in one of its patents and three patent applications, and that these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. The complaint seeks unspecified monetary damages, injunctive relief, declarations of ownership relating to the specified patent and three patent applications owned by the Company, costs and attorneys fees. In August 2007, the Company and the current and former employee defendants filed answers to the complaint. Starent also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. The Company believes it has meritorious defenses to each of UTStarcom's claims in this lawsuit and is prepared to vigorously defend the lawsuit.

        In addition, the Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the ultimate costs to resolve pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8. Business Segments

        SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of segments to be presented in financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision making group, in determining how to allocate resources and assess performance. The Company's chief operating decision maker, as defined under SFAS 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

        Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands).

  Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States and Canada	$26,863	$34,124	$63,799	$61,478
Japan	4,522	728	18,046	2,872
Korea	4,129	162	10,402	487
Rest of world	1,177	224	2,939	5,224

Total	$36,691	$35,238	$95,186	$70,061

  Long-lived Assets

	September 30, 2007	December 31, 2006
United States	$15,452	$8,396
India	4,157	2,231
Rest of world	183	212

Total	$19,792	$10,839

9. Comprehensive Income

        Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,623	$3,250	$7,309	$4,831
Unrealized gain (loss) on short-term investments	3	22	(4)	27

Comprehensive income	$1,626	$3,272	$7,305	$4,858

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

11. Subsequent Events

        On November 6, 2007, the Company completed a public offering of its common stock in which it sold and issued 3,880,000 shares of its common stock at a price of $24.00 per share. The offering raised a total of $93.1 million in gross proceeds and $88.2 million in net proceeds after deducting underwriting discounts and commissions of $4.4 million and other offering expenses of approximately $500,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

        This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections regarding our business and industry, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

  •
  our ability to attract and retain customers;

  •
  our financial performance;

  •
  our development activities;

  •
  the advantages of our technology as compared to that of others;

  •
  our ability to establish and maintain intellectual property rights;

  •
  our ability to retain and hire necessary employees and appropriately staff our operations;

  •
  the spending of our proceeds from public offerings of our common stock; and

  •
  our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the SEC in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission, or SEC, (File No. 333-146717) on October 31, 2007.

Overview

        Starent Networks is a leading provider of infrastructure hardware and software products and services that enable mobile operators to deliver multimedia services to their subscribers. We have created hardware and software products that provide network functions and services, including access from a wide range of radio networks to the operator's packet core network. Our products and services also provide management of subscriber sessions moving between networks and application of billing and other session policies. Our products and services provide high performance and system intelligence by combining significant computing power, memory and traffic handling capabilities with a flexible, high availability operating system and other proprietary software. Our products integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

        Our products consist of both hardware and software and can be configured to meet a number of customer needs. We sell our products and services to mobile operators around the world both directly and indirectly through our relationships with original equipment manufacturers, or OEMs, system integrators and distributors.

        In June 2007, we completed an initial public offering of our common stock in which we sold and issued 10,580,226 shares of our common stock, including 1,580,226 shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at a price of $12.00 per share. We raised a total of $127.0 million in gross proceeds from the initial public offering, or $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million. In connection with the initial public offering, all outstanding shares of our convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of our common stock.

        In November 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. Of the shares sold in the offering, 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain selling stockholders. We received total net proceeds from the November 2007 public offering of approximately $88.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. In addition, we have granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock to cover over-allotments, if any.

        We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of September 30, 2007, we had 575 employees worldwide. Our revenues for the year ended December 31, 2006 were $94.4 million, and $36.7 million and $95.2 million for the three and nine months ended September 30, 2007. Our net income for the year ended December 31, 2006 was $3.6 million, and $1.6 million and $7.3 million for the three and nine months ended September 30, 2007.

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

        Mobile operators can purchase our products and license our software in various configurations, depending on their requirements for capacity, features and protocols. Typically, a mobile operator purchases a small amount of equipment for testing and trial purposes and, once testing is complete, purchases the necessary products to meet their initial capacity and feature requirements. As their capacity requirements increase, operators may purchase additional hardware or license additional software. The level of our sales is significantly influenced by the extent to which mobile operators make capital investments to enhance and expand their networks to provide multimedia services. Mobile operators' capital investments will be influenced by the demand for multimedia services by their customers.

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

        In 2004, we entered into OEM agreements with Nortel Networks relating to the CDMA and GSM/UMTS markets. Sales to Nortel Networks, all of which were made under the CDMA agreement, accounted for more than 40% of our revenues in 2006. In December 2006, we terminated both OEM agreements. Under the terms of the CDMA agreement, Nortel Networks has a right to continue to purchase our CDMA products for delivery through December 2008. Although the termination of the CDMA agreement could disrupt our relationships with CDMA mobile operators formerly serviced by Nortel Networks, we have established and will continue to seek to establish additional direct sales relationships with some of the CDMA operators formerly serviced by Nortel Networks. In addition, we are currently in discussions to establish a new reseller relationship with Nortel Networks. As a result, we do not believe that the termination of the Nortel Networks OEM agreements will significantly impact our revenues.

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

Operating Expenses

        Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and consulting, travel and depreciation expenses. The expenses are classified into the following categories for reporting purposes: research and development, sales and marketing and general and administrative. The following is a brief description of the key types of expenses in each of these categories.

  •
  Research and development expense consists primarily of personnel costs, prototype costs, consulting services and depreciation. Research and development activities, including hardware and software development and quality assurance testing, primarily occur at two locations in the United States and two locations in India.

  •
  Sales and marketing expense consists primarily of personnel costs, travel and marketing programs such as trade shows. Commissions are a significant component of our sales personnel costs and are recorded as expense when earned, which is not necessarily directly proportionate to the amount of revenues recorded since commissions are generally earned at the time we accept customer orders and revenue is recorded once all revenue recognition criteria have been met.

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

        We believe that of our significant accounting policies, which are described in note 3 to the consolidated financial statements included in our Registration Statement on Form S-1 (File No. 333-141092) declared effective by the SEC on June 5, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

        The determination of VSOE is highly judgmental and is a key factor in determining whether revenue may be recognized or must be deferred and the extent to which it may be recognized once the various elements of an arrangement are delivered. We assess VSOE based on previous sales of products and services, the type and size of customer, renewal rates in contracts and the geographic location of the customer. We monitor VSOE on an ongoing basis. As noted above, most of our arrangements include multiple elements, some of which are delivered in or over future periods. Therefore, a change in our assessment of, or our inability to establish, VSOE for products or services may result in significant variation in our revenues and operating results.

        In arrangements where cash consideration is paid to a customer, the payments are recorded in accordance with Emerging Issues Task Force, or EITF, 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), which generally requires the consideration be recorded as a reduction of revenues.

Share-Based Compensation

        Prior to January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. In addition, through December 31, 2005, we accounted for share-based compensation expense for non-employees using the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, 123, Accounting for Stock-Based Compensation, applying the Black-Scholes option-pricing model, and recorded the fair value, for financial reporting purposes, of non-employee stock options as an expense over either the vesting term of the option or the service period.

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

        For the three and nine months ended September 30, 2007, we recorded expense of $3.8 million and $8.5 million, respectively, in connection with stock-based awards. As of September 30, 2007, we had $14.8 million of unrecognized expense related to non-vested options that is expected to be recognized over a weighted average period of 1.6 years.

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

        On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, we had approximately $134,000 of unrecognized tax benefits the benefit of which, if recognized, would favorably affect the income tax rate in future periods. At September 30, 2007, we had a liability of approximately $134,000 related to unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. Upon our adoption of FIN 48 and at September 30, 2007, we had an immaterial amount of accrued interest and penalties associated with our uncertain tax positions.

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

Results of Operations

  Revenues

        The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
		% of Revenues		% of Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$31,588	86%	$31,642	90%	$(54)	0%
Service	5,103	14	3,596	10	1,507	42

Total revenues	$36,691	100%	$35,238	100%	$1,453	4%

Revenues by Type:
Direct	$26,076	71%	$7,408	21%	$18,668	252%
Indirect	10,615	29	27,830	79	(17,215)	(62)

Total revenues	$36,691	100%	$35,238	100%	$1,453	4%

Revenues by Geography:
United States and Canada	$26,863	73%	$34,124	97%	$(7,261)	(21)%
Japan	4,522	12	728	2	3,794	521
Korea	4,129	11	162	—	3,967	2,449
Rest of world	1,177	3	224	1	953	425

Total revenues	$36,691	100%	$35,238	100%	$1,453	4%

        Revenues increased $1.5 million, or 4%, in the quarter ended September 30, 2007 compared to the same quarter in 2006, primarily due to increased service revenues. The $1.5 million increase in service revenues in the third quarter of 2007 compared to the same period in 2006 was due to an increase in the value of our products installed at mobile operators, which is generally the basis of maintenance and service fees, as compared to the same period in 2006.

        The quarter ended September 30, 2006 included $15.7 million of revenues associated with the company establishing VSOE for maintenance and support for a type of customer, and we did not have a similar transaction in the same quarter in 2007. Excluding approximately $14.0 million of this amount which related to shipments that took place in 2005, the increase in product revenues for the third quarter of 2007 was approximately $13.9 million. The decrease in revenue in the United States and Canada was also due to the establishment of VSOE in the third quarter of 2006 partially offset by increased sales to existing customers. Japan revenues increased in the quarter ended September 30, 2007 due primarily to the timing of the recognition of revenue. The revenue for the same period in 2006 was lower due primarily to the deferral of revenue related to our commitment to deliver specific software functionality which was delivered in the quarter ended June 30, 2007.

        Indirect revenue decreased in the current quarter due primarily to the establishment of VSOE discussed above. Direct revenue increased in the quarter ended September 30, 2007 due to higher sales to our direct customers in the current quarter.

	Nine Months Ended September 30,
	2007		2006		Period-to-Period Change
		% of Revenues		% of Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$81,160	85%	$61,108	87%	$20,052	33%
Service	14,026	15	8,953	13	5,073	57

Total revenues	$95,186	100%	$70,061	100%	$25,125	36%

Revenues by Customer Type:
Direct	$55,169	58%	$37,294	53%	$17,875	48%
Indirect	40,017	42	32,767	47	7,250	22

Total revenues	$95,186	100%	$70,061	100%	$25,125	36%

Revenues by Geography:
United States and Canada	$63,799	67%	$61,478	88%	$2,321	4%
Japan	18,046	19	2,872	4	15,174	528
Korea	10,402	11	487	1	9,915	2,036
Rest of world	2,939	3	5,224	7	(2,285)	(44)

Total revenues	$95,186	100%	$70,061	100%	$25,125	36%

        Revenues increased $25.1 million, or 36%, in the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to increased product sales to existing customers. Product revenues, which include hardware and software sales, increased $20.1 million in the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to the increases related to sales in Japan and Korea. As discussed above, we delivered previously committed software functionality to a customer in Japan in the second quarter of 2007 which resulted in the recognition of previously deferred revenue of approximately $12.8 million. The remainder of the increase was due to increased sales to existing customers. The increase in revenue from Korea was due equally to the delivery of specified software functionality in the first quarter of 2007 that had been deferred at December 31, 2006 and increased sales to existing customers.

        The $5.1 million increase in service revenues in the nine months ended September 30, 2007 compared to the same period in 2006 was due to an increased value of our products installed at mobile operators which is generally the basis of maintenance and service fees.

  Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
		% of Related Revenues		% of Related Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$7,422	23%	$13,240	42%	$(5,818)	(44)%
Services	2,723	53	429	12	2,294	535

Total cost of revenues	$10,145	28%	$13,669	39%	$(3,524)	(26)%

Gross Profit:
Product	$24,166	77%	$18,402	58%	$5,764	31%
Services	2,380	47	3,167	88	(787)	(25)

Total gross profit	$26,546	72%	$21,569	61%	$4,977	23%

        Product gross margin increased 19 percentage points in the third quarter of 2007 as compared to the same period in 2006 due primarily to us establishing VSOE for maintenance and support. As described above, we recorded additional revenues in 2006 as a result of the establishment of VSOE; however, the cost of products associated with this revenue was higher because the arrangement obligated us to provide certain products free of charge. This cost in conjunction with lower average selling price for this OEM arrangement resulted in lower gross margin percentage.

        During the third quarter of 2007, the $2.3 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during late 2006 and in 2007. We anticipate cost of services will increase in future periods as we continue to expand our customer support testing facilities during the remainder of 2007, however at a slower rate than experienced in the first three quarters of 2007.

	Nine Months Ended September 30,
	2007		2006		Period-to-Period Change
		% of Related Revenues		% of Related Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$18,176	22%	$20,534	34%	$(2,358)	(11)%
Services	6,052	43	1,133	13	4,919	434

Total cost of revenues	$24,228	25%	$21,667	31%	$2,561	12%

Gross Profit:
Product	$62,984	78%	$40,574	66%	$22,410	55%
Services	7,974	57	7,820	87	154	2

Total gross profit	$70,958	75%	$48,394	69%	$22,564	47%

        Product gross margin increased twelve percentage points in the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily the recognition of cost related to the establishment of VSOE for an arrangement as discussed above.

        The $4.9 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during 2006 and in 2007. We anticipate cost of services will increase in future periods as we continue to increase the number of customer support personnel we employ and continue to expand our customer support testing facilities.

        The amount of gross profit on services increased 2% during the first nine months of 2007 as a result of the increase in our installed base. The increase was at a lower rate than the growth in service revenue due to the increased costs of services described above.

        We believe our overall gross margin for the remainder of 2007 will decrease somewhat from the 75% achieved in the first nine months of 2007 due to the mix of our products and the increase in service costs as discussed above.

  Operating Expenses

	Three Months Ended September 30,
	2007		2006		Period-to-Period Change
		% of Revenues		% of Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Research and development	$10,612	29%	$7,421	21%	$3,191	43%
Sales and marketing	11,940	33	8,983	25	2,957	33
General and administrative	4,164	11	2,317	7	1,847	80

Total operating expenses	$26,716	73%	$18,721	53%	$7,995	43%

	Nine Months Ended September 30,
	2007		2006		Period-to-Period Change
		% of Revenues		% of Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Research and development	$28,263	30%	$17,126	24%	$11,137	65%
Sales and marketing	27,876	29	21,728	31	6,148	28
General and administrative	10,405	11	5,816	8	4,589	79

Total operating expenses	$66,544	70%	$44,670	64%	$21,874	49%

        Personnel Costs.    As discussed above, personnel costs are our largest expense representing 65% of our total operating expenses for the three and nine months ended September 30, 2007. These costs consist of cash and stock components. The cash component of compensation included in each expense category is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
Research and development	$5,162	$3,590	$1,572	$14,631	$9,864	$4,767
Sales and marketing	7,433	6,761	672	16,966	15,170	1,796
General and administrative	1,313	909	404	3,579	2,232	1,347

Total cash-based compensation in operating expenses	$13,908	$11,260	$2,648	$35,176	$27,266	$7,910

        The increases in personnel costs above were due primarily to a higher number of employees in the three and nine month periods ended September 30, 2007 compared to the same periods ended September 30, 2006. We added 192 employees since September 30, 2006, 127 in research and development, 28 in sales and marketing, 25 in support and 12 in general and administrative resulting in total employees of 575 at September 30, 2007.

        In addition to cash compensation, we grant equity instruments to our employees resulting in the recognition of share-based compensation in accordance with SFAS 123R, which is a significant portion of our personnel costs. The share-based compensation included in each expense category is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)
Research and development	$1,947	$85	$1,862	$4,088	$167	$3,921
Sales and marketing	650	89	561	1,643	187	1,456
General and administrative	948	76	872	2,370	120	2,250

Total share-based compensation in operating expenses	$3,545	$250	$3,295	$8,101	$474	$7,627

        These charges amounted to 10% and 9% of revenues, respectively, for the three and nine months ended September 30, 2007. The increase in the 2007 periods as compared to the same periods of 2006 is due primarily to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees.

        Research and development.    Research and development expenses increased $3.2 million, or 43%, in the third quarter of 2007 compared to the same quarter in 2006. The increase was due to increases in cash and stock-based compensation of $1.6 million and $1.9 million, respectively, higher depreciation expense of $326,000, partially offset by lower prototype and related equipment expenses of $1.3 million.

        Research and development expenses increased $11.1 million, or 65%, in the first three quarters of 2007 compared to the same period in 2006, and the percentage of these costs to revenues also increased. The increase was due primarily to higher cash and share-based compensation of $4.8 million and $3.9 million, respectively, depreciation of $718,000, higher prototypes and related equipment of $372,000 and lower non-recurring engineering reimbursements of $563,000.

        We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense to increase during the remainder of 2007 as we continue to add quality assurance personnel and increase our test lab facilities.

        Sales and marketing.    Sales and marketing expenses increased $3.0 million, or 33%, in the third quarter of 2007 as compared to the same period in 2006 and increased as a percentage of revenues. This spending increase was due primarily to higher personnel costs of $1.2 million, consulting expense of $664,000, travel expenses of $560,000 and demonstration and interoperability testing expenses of $484,000. The increase in personnel cost and travel expense was due primarily to our employee additions. Trials and demonstration expenses increased due to higher level of activity with potential customers. Consulting expenses increased due to arrangements we have with third party consultants whose fees are earned as we receive initial orders from specific customers.

        For the first three quarters of 2007, sales and marketing expenses increased $6.1 million, or 28%, as compared to the same period in 2006, but were lower as a percentage of revenues. The spending increase was due primarily to higher cash and stock-based compensation of $1.8 million and $1.5 million, respectively, travel expenses of $1.1 million and consulting expense of $703,000 as discussed above.

        We anticipate continuing to increase the number of sales and marketing personnel we employ in future periods to expand our geographic presence, to address specific customer opportunities and to increase our revenues. The commission portion of sales personnel costs may vary significantly if our customer orders differ materially from the quotas established for our sales personnel. In addition, we expect to continue to incur additional expenses such as demonstration and interoperability testing associated with our ST40 platform in existing and new markets.

        General and administrative.    General and administrative expenses increased $1.8 million, or 80%, in the third quarter of 2007 as compared to the same period in 2006 due primarily to higher cash and share-based compensation costs of $404,000 and $872,000, respectively, and insurance of $180,000. The increase in insurance expense was due primarily to coverage changes associated with us becoming a publicly-traded company in June 2007.

        For the nine months ended September 30, 2007, general and administrative expense increased $4.6 million, or 79%, compared to the same period in 2006 due primarily to the higher cash and share-based compensation costs of $1.3 million and $2.3 million, respectively, and consulting expense of $573,000, which was related to enhancements to our enterprise financial and support systems.

        We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth and incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations and higher insurance premiums. In addition, we expect to incur additional costs associated with patent litigation discussed in Part II—Item 1 "Legal Proceedings".

        Interest income.    Interest income consists of income generated from the investment of our cash balances and short-term investments. Interest income increased $1.4 million and $2.1 million, respectively, for the three and nine month periods ended September 30, 2007 due to higher average balances and higher rates of return as compared to the same periods in 2006. In June 2007, our cash and short-term investment balance increased approximately $116.0 million due to the receipt of the net proceeds of our initial public offering.

        Income tax expense.    For the three and nine months ended September 30, 2007, we recorded income tax expense of $329,000 and $736,000, respectively, compared to $243,000 and $386,000 in the same respective periods of 2006. The increases in 2007 periods were due primarily to us being subject to federal alternative minimum tax in 2007 and not in 2006. We anticipate that we will be subject to state and foreign income taxes and federal alternative minimum tax in future years. We have significant net operating loss carryforwards and other deferred tax assets, but have applied a full valuation allowance to them due to the uncertainty surrounding the timing and extent of realization of these tax attributes.

        Net income.    Net income decreased approximately $1.6 million for the three months ended September 30, 2007 compared to the same period of 2006 and increased $2.5 million for the nine months ended September 30, 2007 compared to the same period of 2006 due to the items discussed above.

Liquidity and Capital Resources

Resources

        We funded our operations from 2000 through 2004 primarily with net proceeds of issuances of convertible preferred stock of approximately $100.0 million. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth.

        Cash, cash equivalents and short-term investments.    Our cash, cash equivalents and short term investments at September 30, 2007 of $150.6 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $594,000 at September 30, 2007 and $1.0 million at December 31, 2006, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

        On November 6, 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. Of the shares sold in the offering, 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain selling stockholders. We received total net proceeds from the November 2007 public offering of approximately $88.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. In addition, we have granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock to cover over-allotments, if any.

        Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Nine Months Ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	$(13,805)	$24,596
Net cash provided by (used in) investing activities	$7,932	$(22,883)
Net cash provided by financing activities	$117,616	$105

        Operating activities.    Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

        For the nine months ended September 30, 2007, net cash used in operating activities was $13.8 million as compared to cash provided by operating activities of $24.6 million in the same period in 2006. Cash received from customers decreased $18.1 million in the first three quarters of 2007 to $61.7 million from $79.8 million in the same period of 2006. This reduction was due primarily to the timing of billing and collections which resulted in lower accounts receivable at the beginning of 2007 and a higher accounts receivable balance at September 30, 2007. In addition, cash paid for payroll and related expenses increased $9.3 million totaling $32.3 million in 2007 compared to the same period in 2006, and cash paid for inventories was approximately $11.6 million higher in the 2007 period as compared to 2006. The increase in payroll and related expenses was due primarily to our increased headcount as discussed above. The increase in cash paid for inventories was due primarily to our purchases of components related to planned shipments of our ST40 platform.

        Investing activities.    Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances. The $7.9 million of cash provided by investing activities during the first three quarters of 2007 consisted primarily of maturities of short-term investments partially offset by $14.0 million of capital expenditures. The $22.9 million of cash used in investing activities in the nine months ended September 30, 2006 was due primarily to capital expenditures of $5.9 million and $17.0 million of net purchases of short-term investments

        Financing activities.    Cash from financing activities for the first nine months of 2007 consisted primarily of $127.0 million of cash received from the issuance of 10,580,226 shares of our common stock at $12.00 per share in our initial public offering, reduced by $8.9 million of discounts and commissions and approximately $2.1 million of other costs associated with the offering. In addition, we received approximately $1.7 million associated with the exercise of stock options and purchases of our restricted common stock.

        At September 30, 2007 and December 31, 2006, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

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

Requirements

        Capital expenditures.    We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $14.0 million in the nine months ended September 30, 2007. We expect capital expenditures to be approximately $18-20 million for the full year of 2007, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

        Contractual obligations and requirements.    As of September 30, 2007, our commitments under operating leases and purchase obligations were as set forth below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of transactions.

	Total	Remainder of 2007	1-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$7,404	$565	$4,218	$2,275	$346
Purchase obligations	15,290	14,601	689	—	—

Total	$22,694	$15,166	$4,907	$2,275	$346

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

Foreign Currency Exchange Risk

        To date, substantially all of our international customer transactions have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other income (expense) in our consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of September 30, 2007, our foreign exchange gain or loss would have fluctuated by approximately $157,000.

Interest Rate Risk

        At September 30, 2007, we had unrestricted cash and cash equivalents and short-term investments totaling $150.6 million. These amounts were invested primarily in money market funds and high quality corporate and government securities. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are presently defending two patent infringement lawsuits brought against us by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against us in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by us of UTStarcom's U.S. Patent No. 6,829,473, entitled "Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks," which we refer to as the "473 patent. In May 2005, we answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that we did not infringe the "473 patent and that the "473 patent was invalid and unenforceable. In July 2005, we filed an amended answer and counterclaims to the "473 patent complaint. A claim construction hearing had been scheduled on February 14, 2007; however, in December 2006, UTStarcom filed a reissue patent application with the United States Patent and Trademark Office relating to the "473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom's reissue application relating to the patent. We believe that we have meritorious defenses against any resulting reissued patent, and we are prepared to vigorously defend the "473 patent case through trial.

        In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom's trade secrets in one of our patents and three of our patent applications, and that these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. The complaint seeks unspecified monetary damages, injunctive relief, declarations of ownership relating to the specified patent and three patent applications owned by us, costs and attorneys fees. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. We believe we have meritorious defenses to each of UTStarcom's claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

        In addition, we are subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. We do not, however, currently expect that the ultimate costs to resolve pending matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

        These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see "Cautionary Statement" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

        In addition to other risk factors listed in this "Risk Factors" section, factors that may affect our operating results include:

  •
  fluctuations in demand, sales cycles and prices for our products and services;

  •
  reductions in customers' budgets for mobile network infrastructure purchases and delays in their purchasing decisions;

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

        We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. During any given fiscal period, a small number of customers may account for a significant percentage of our revenues. For example, in 2006 we had two customers that each generated more than 10% of our revenues and in the aggregate represented 83% of our revenues and for the nine months ended September 30, 2007, we had four customers that each accounted for more than 10% of our revenues and in the aggregate represented 88% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers and any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

        We derive, and expect to continue to derive, all of our revenues from a single line of products that provide network functions and services to mobile operators' packet core networks. The market for our products is relatively new and still evolving, and it is uncertain whether our products will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of mobile operators to continue to implement packet-based, multimedia network infrastructure. Factors that could impair the rate of growth of multimedia networks include:

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

        In April 2007, we announced our ST40 platform, which became generally available for customer shipments in the third quarter of 2007. We expect to begin recording revenues from shipments of the ST40 in the fourth quarter of 2007, and a significant portion of our anticipated revenues in the fourth quarter of 2007 and beyond are expected to be generated from sales of the ST40. The current deployments of the ST40 by our customers are in their initial stages, and we cannot assure you that the ST40 will achieve its performance specifications or meet our customers' expectations. In addition, our future sales and operating results will depend, to a significant extent, on the successful introduction and marketing of the ST40. In order to achieve market penetration for the ST40, we may be required to incur additional expenses in marketing and sales in advance of the realization of actual sales. There can be no assurance that the ST40 will achieve widespread acceptance in the market. If we incur delays in the manufacture and shipment of the ST40 or customer testing and verification takes longer than anticipated, the ST40 does not achieve our planned levels of sales or the ST40 does not achieve performance specifications, our operating results will suffer and our competitive position could be impaired.

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

        If our market continues to develop and expand, we could face increased competition from other established companies, as well as emerging companies. For example, OEMs, system integrators and distributors currently selling our products could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships, or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers' perceptions of the viability of smaller and even medium-sized technology companies and consequently customers' willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.

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

        The two principal radio access interfaces in use today for mobile communications are Code Division Multiple Access, or CDMA, and Global System for Mobile Communications/Universal Mobile Telecommunications System, or GSM/UMTS. To date, we have achieved our highest number of deployments in the CDMA market, which has transitioned faster to high-bandwidth networks. However, significantly more operators worldwide currently utilize GSM/UMTS than CDMA technologies. In order to continue our growth, we believe it is important that we continue to expand into the GSM/

UMTS market. To date, we have established a relationship with a major GSM/UMTS operator, and we intend to devote significant sales and marketing resources to further penetrate the GSM/UMTS market. If GSM/UMTS operators do not transition or delay their transition to high-bandwidth networks, or if we are unable to establish relationships with additional GSM/UMTS operators, we may not be able to grow our business as expected and our results of operations will be adversely affected.

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

        We had two OEM agreements with Nortel Networks, one relating to the CDMA market and one relating to the GSM/UMTS market. We terminated the agreement relating to the CDMA market effective March 2007 because we were no longer strategically aligned with Nortel Networks on future packet core products for mobile operators and to allow specific major mobile operators to purchase directly from us. Under the terms of the agreement, Nortel Networks has a right to continue to purchase our CDMA products for delivery through December 2008. The termination of the CDMA agreement could disrupt our relationships with CDMA mobile operators formerly serviced by Nortel Networks. We have established direct relationships with some of the CDMA operators formerly serviced by Nortel Networks and we are currently seeking to establish additional direct sales relationships with other CDMA operators formerly serviced by Nortel Networks. We are also currently in discussions to establish a new reseller relationship with Nortel Networks to continue to service other CDMA operators. Our business may be harmed if we are unable to directly or indirectly continue selling our products to the other CDMA operators formerly serviced by Nortel Networks. In addition, our business may be adversely affected if we are unable to enter into a new CDMA reseller relationship with Nortel Networks.

        We also terminated the agreement relating to the GSM/UMTS market effective December 2006 because there was a lack of strategic alignment on future packet core products for mobile operators between us and Nortel Networks and because there had been no sales of our products under that agreement. The growth of our business may be limited if we are unable to establish a direct or indirect sales relationship with other GSM/UMTS mobile operators.

We have a significant accumulated deficit, and we may not be able to maintain profitability.

        Although we were profitable in 2005 and 2006 and for the nine months ended September 30, 2007, we incurred net losses for the preceding three years. Our net losses were approximately $25.8 million in

2002, $26.4 million in 2003 and $14.0 million in 2004. As a result of our net losses, we had an accumulated deficit of $98.2 million as of September 30, 2007. We will need to generate significant revenues and control our operating expenses and other expenditures to maintain profitability. If we are unable to remain profitable, the market price of our common stock could decline.

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

        Mobile network operators typically make substantial investments when deploying a mobile network infrastructure. Once a mobile network operator has deployed a mobile network infrastructure for a particular portion of their network, it is often difficult and costly to switch to another vendor's infrastructure. Unless we are able to persuasively demonstrate that our products offer performance, functionality or cost advantages that materially outweigh a customer's expense of switching from a competitor's product, it will be difficult for us to generate sales once that competitor's equipment has been deployed. Accordingly, if a customer has already deployed a competitor's product for their network infrastructure, it may be difficult for us to sell our products to that customer.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and results of operations.

        Once our products are deployed within our customers' networks, our customers depend on our support organization to resolve issues relating to our products. A high level of support is critical for the successful marketing and sale of our products and future enhancements. If we, or our OEMs, system integrators or distributors, do not effectively assist our customers in deploying our products, help our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high quality support and services could have a material adverse effect on our business, operating results and financial condition.

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

        We will continue to invest in research and development for the introduction of new products and enhancements to existing products designed to improve the capacity, data processing rates and features of our products and services. We must also continue to develop new features and functionality for our products based on specific customer requests and anticipated market needs. However, research and development in the mobile network infrastructure industry is complex, expensive and subject to uncertainty. In 2006, our research and development expenses were $26.0 million, or approximately 28% of our total revenues and for the nine months ended September 30, 2007, these expenses were $28.3 million, or approximately 30% of our total revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. If we continue to expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of products or product enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share. We may not be able to anticipate market needs and develop products and product enhancements that meet those needs, and any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance.

If our products do not interoperate with our customers' networks, installations will be delayed or cancelled, which would harm our business.

        Our products must interoperate with our customers' existing networks, which often have different specifications, utilize multiple protocol standards and products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers' networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers' networks. This could cause longer installation times for our products or order cancellations and could harm our relationship with existing and future customers, any of which would adversely affect our business, operating results and financial condition.

        In addition, our customers may require that we demonstrate that our products interoperate with network elements offered by our competitors, and we may need our competitors' cooperation to conduct such testing and validation. Any unwillingness of our competitors to cooperate with us in performing these interoperability tests or our inability to demonstrate interoperability would likely have an adverse effect on our ability to market our products.

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and adversely affect our business.

        Our products are highly technical and complex. When deployed, they are critical to the mobile operator networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by mobile operators. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our OEMs, system integrators or distributors. Our contracts with customers generally contain provisions relating to warranty disclaimers and liability limitations, which may be ineffective. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention away from the business and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely impacted.

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

        Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of September 30, 2007, approximately 61% of our employees were located abroad, including 306 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

        We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $34.4 million in 2004 to $94.4 million in 2006 and $95.2 million for the first nine months of 2007, and the number of our employees increased from 117 at the beginning of 2004 to 575 as of September 30, 2007. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

        Our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their networks or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import laws and regulations, shifts in approach to the enforcement or scope of existing laws and regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

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

        In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom's trade secrets in one of our patents and three of our patent applications, and that these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In the lawsuit, UTStarcom seeks unspecified monetary damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, costs and attorneys fees. We will vigorously defend ourselves in this litigation and we have filed counterclaims. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom's favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and three patent applications owned by us. This could adversely affect our business, financial condition and results of operations

        As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b)
Use of Proceeds from Public Offering of Common Stock

        In June 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141092) which the SEC declared effective on June 5, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 12,115,067 shares of our common stock, of which 10,580,226 shares were sold by us including 1,580,226 shares sold in connection with the underwriters' option described below, and 1,534,841 shares were sold by certain stockholders, at a price of $12.00 per share. The underwriters exercised their option to purchase the additional 1,580,226 shares of our common stock at the initial public offering price of $12.00 per share on June 8, 2007 and the offering closed on June 11, 2007. The underwriters for the offering were Goldman, Sachs & Co., Lehman Brothers, JPMorgan and Thomas Weisel Partners LLC.

        We raised a total of $127.0 million in gross proceeds from the initial public offering, or approximately $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other estimated offering costs of approximately $2.1 million. The selling stockholders received a total of approximately $18.4 million in gross proceeds from the initial public offering or approximately $17.1 million of net proceeds after deducting the underwriting discounts. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

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

STARENT NETWORKS, CORP. (Registrant)
Date: November 8, 2007	By:	/s/ ASHRAF M. DAHOD Ashraf M. Dahod President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2007	By:	/s/ PAUL J. MILBURY Paul J. Milbury Vice President, Operations and Chief Financial Officer (Principal Financial Officer)
Date: November 8, 2007	By:	/s/ GEORGE W. HALE George W. Hale Vice President, Finance and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STARENT NETWORKS, CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except share and per share data)
STARENT NETWORKS, CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per share data)
STARENT NETWORKS, CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
STARENT NETWORKS, CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
EXHIBIT INDEX