Form 10-K
period 2007-12-31
Starent Networks, Corp.
filed 2008-02-29
CIK 1391672

Use these links to rapidly review the document
STARENT NETWORKS, CORP. YEAR ENDED DECEMBER 31, 2007 ANNUAL REPORT Table of Contents
Item 8. Financial Statement and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-33511

STARENT NETWORKS, CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3527533 (I.R.S. Employer Identification No.)

30 International Place
Tewksbury, MA 01876
(Address of principal executive offices) (zip code)

(978) 851-1100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 29, 2007 (the last trading day of the registrant's second fiscal quarter of 2007) was $324.0 million.

         As of February 22, 2008, there were 69,327,256 shares of the registrant's $0.001 par value per share common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

STARENT NETWORKS, CORP.
YEAR ENDED DECEMBER 31, 2007

ANNUAL REPORT

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections regarding our business and industry, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. We may, in some cases, use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "continue," "should," "would," "could," "potentially," "will," "may" or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

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

  •
  our cash needs.

        The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the Securities and Exchange Commission, or SEC, in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

        Starent Networks is a leading provider of infrastructure hardware and software products and services that enable mobile operators to deliver multimedia services to their subscribers. We have created hardware and software products that provide core network functions and services, including access from a wide range of radio networks to the operator's packet core network. Our products and services also provide management of subscriber sessions moving between networks and application of billing and other session policies. Our products and services provide high performance and system intelligence by combining significant computing power, memory and traffic handling capabilities with a flexible, high availability operating system and other proprietary software. Our products integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

        Consumers and professionals are increasingly using mobile phones and other multimedia handheld devices to stay connected to each other, to access the Internet, to utilize business applications and for entertainment. At the same time, mobile operators are experiencing declining profits from voice services and increasing competitive pressures. To address these changes, mobile operators are deploying next-generation wireless networks, such as third generation, or 3G, networks, that are capable of delivering high quality, mobile multimedia services to subscribers. In deploying these new networks, mobile operators are seeking packet core network products and services that can deliver higher performance and functionality than has been available from products repurposed from wireline applications.

        We have developed our multimedia core network platforms, the ST16 and the ST40, and our proprietary software specifically to address the needs of packet-based mobile networks. Our products are designed to provide mobile operators with new revenue opportunities while also reducing their costs. Our products possess a high degree of system intelligence that allows a mobile operator to understand the details of each subscriber session, enabling individual subscriber management and network traffic flow control. Our products also offer high performance capabilities, such as high capacity, significant data processing rates and high transaction rates, which increase the efficiency of the network and enhance the mobile subscriber's experience. To increase reliability, our platforms employ hardware redundancy and high-availability software techniques. By integrating several network functions into a single element, we allow mobile operators to simplify their networks. We designed our products to be access independent so they can function across a range of 2.5G, 3G and 4G mobile and wireless radio access networks.

        We sell our hardware and software products to leading mobile operators around the world both directly and through OEMs, system integrators and distributors. We were founded in 2000 and our products were first used commercially by a mobile operator in the first quarter of 2003. Since 2003, our products have been deployed by over 65 mobile operators in 25 countries.

        Our principal executive offices are located at 30 International Place, Tewksbury, MA 01876. Our telephone number is (978) 851-1100. Our website address is www.starentnetworks.com. Through a link on the Investors section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. All such filings are available free of charge.

Industry Background

        Mobile operators today are experiencing some of the most dramatic changes to their business models since the advent of mobile communications. These changes are the result of increased competition among mobile operators, the decline in average revenue per subscriber from voice communications and the rapid increase in mobile subscriber demand for a wide range of multimedia services. To address each of these trends, mobile operators are increasing the data services provided through their networks. For example, for 2007 Verizon Wireless reported that total data revenues of $7.4 billion were up 65% over 2006, and in the fourth quarter data revenues represented 21.3% of all service revenues. This trend is expected to continue. Strategy Analytics, an independent research firm, forecasts that data services will account for 24% of subscriber revenue by 2011. According to Strategy Analytics, global mobile data services revenue is expected to grow 15% annually over the next five years from $106 billion in 2006 to $200 billion in 2011.

        Several factors are accelerating the growth of data-rich multimedia traffic on mobile wireless networks. The number of mobile subscribers worldwide continues to grow as established markets experience increases in subscriber penetration and developing countries adopt mobile communications more rapidly. For example, according to Wireless Intelligence, an independent research firm, the number of worldwide mobile connections is expected to grow 45% from 3.3 billion in 2007 to 4.8 billion in 2011. Another factor is our increasingly mobile and interconnected society in which information is accessible and communications are available all the time regardless of location. Moreover, as individuals and enterprises become accustomed to increased access to multimedia services on the Internet, including video, music downloads, multimedia messaging and continuous information and news, there is an increasing desire to have mobile access to these services. Also contributing to the growth in traffic is the proliferation of mobile devices designed for multimedia services, such as smart phones, personal digital assistants, laptop computers and other handheld devices.

The Evolution of Mobile Voice and Data Networks

        Mobile operators have been aggressively upgrading their networks in response to the demands created by the growth in voice and multimedia services. IDC, an independent research firm, estimates that capital expenditures in the global wireless infrastructure market in 2006 were more than $46.5 billion. In particular, mobile operators have made significant investments in upgrading from 2G to 3G radio access technologies that can provide greater bandwidth needed to increase voice capacity and deliver high bandwidth data services.

        The two principal radio access interfaces in use today are Code Division Multiple Access, or CDMA, which is used primarily in the United States and Asia, and Global System for Mobile Communications/Universal Mobile Telecommunications System, or GSM/UMTS, which is used in most markets around the world. CDMA mobile operators are currently upgrading to CDMA2000 1X, 1xEV-DO Rev. 0 and 1xEV-DO Rev. A, while GSM/UMTS operators are migrating to High Speed Packet Access, or HSPA. Additionally, many operators are exploring more advanced fourth generation, or 4G, access technologies, such as Mobile WiMax and Long Term Evolution/System Architecture Evolution, or LTE/SAE.

        In addition to upgrading the radio access portion of their networks, mobile operators are deploying packet-based technology to supplement or replace circuit-based technology. Traditional circuit networks, which were developed for voice communications, establish a dedicated circuit for each call. Circuit networks are relatively inefficient and do not allow for high-bandwidth multimedia services. Packet networks split traffic into multiple pieces of data, or packets, that are routed over an Internet Protocol, or IP, network, eliminating the need to establish a dedicated circuit for each call or session. The use of a packet core network increases network efficiency and lowers operating costs, while enabling an operator to deliver multimedia services. As more multimedia services are deployed, more traffic will flow over the packet network. Over time, we expect mobile operators will convert entirely to packet networks not only for data services but also for all voice communications.

        As mobile operators implement more multimedia services on their packet networks, they are looking to further standardize the delivery of these services. New core network architecture standards are being developed, such as IP Multimedia Subsystem, or IMS, and Multimedia Domain, or MMD. These standards will also be implemented by wireline operators. The implementation of these new delivery architecture standards by both mobile and wireline operators will provide an opportunity for fixed-mobile convergence, which is the ability of a subscriber to have a uniform service experience as they move between a mobile network, such as a 3G network, and a wireline or a fixed wireless network, such as WiFi. With the convergence of mobile and wireline networks, telecommunications operators will be able to provide services to users irrespective of their location, access technology and communications device.

The Need for Intelligent and Robust Network Products and Services

        As mobile networks transition to next-generation access technologies and become increasingly packet-based, many mobile operators want their networks to be "intelligent." An intelligent network provides mobile operators with the ability to inspect data packets from individual transactions in detail. This deep packet inspection allows the mobile operator to shape each subscriber session using quality of service, bandwidth allocation and traffic flow control. This ability to actively manage network traffic flows allows mobile operators to deliver a consistent experience as subscribers roam through a mobile network or move across different types of networks. In order to offer reliable and intelligent mobile networks that provide a high quality subscriber experience and are able to handle increasing amounts of network traffic, operators require infrastructure products and services that:

  •
  Identify and manage individual communications sessions.  The network needs to be able to identify, manage and manipulate each subscriber session by applying policy and charging decisions based on the mobile operator's business model or subscriber policies.

  •
  Handle significant traffic.  As multimedia services dramatically increase the volume of network traffic, networks must be capable of handling this traffic without diminishing the subscriber experience. This capability will require significant computing power and data processing rates.

  •
  Simplify the network.  As mobile operators provide an increasing number of services and capabilities, they will need to simplify their networks so they can limit the deployment of costly new equipment each time a new service or capability is added.

  •
  Deliver quality of service, reliability and availability.  As mobile subscribers pay a premium for advanced multimedia services, they will demand that these advanced services be of high quality, reliable and available whenever the subscriber wants to access them.

  •
  Support multiple radio access technologies and subscriber management.  As mobile networks evolve to include different access technologies, mobile operators need the ability to provide the same services regardless of access mode and to apply common subscriber management tools, such as billing and subscriber authentication, across multiple access networks.

  •
  Are easy to upgrade.  As networks continue to evolve rapidly, operators must be able to easily and cost effectively integrate new access technologies and services with their existing networks and increase capacity.

        Historically, mobile operators deploying packet networks have been required to retrofit network infrastructure hardware and software originally designed for wireline networks. These products have included repurposed network switches, routers and off-the-shelf enterprise servers, none of which are able to sufficiently satisfy the needs of mobile operators to deliver efficient and reliable multimedia services.

        While routers and network switches are capable of forwarding packets of information, they lack the integrated processing power, memory and software needed to examine individual packets and apply defined business policies and subscriber services to them. To overcome these shortcomings, mobile operators typically connect the repurposed switches and routers with numerous enterprise servers in order to provide services such as deep packet inspection, virtual private networks and firewalls. These multi-element configurations require network traffic to make multiple hops through different networks and equipment for the additional services. This can cause network traffic delays and limit subscriber and network visibility. These delays result in slower transmission speeds, a lower quality experience for the subscriber and potentially lower service use. These delays also have a negative impact on real-time services, such as voice and streaming video.

        These multi-element configurations can increase network complexity, resulting in a product that is difficult and expensive to scale and often costly to operate. This complexity makes the deployment of new network functions and the addition of new subscriber services time-consuming and expensive because it often requires a new configuration. Additionally, the need for redundancy to improve service reliability further increases both the complexity and the cost of these multi-element configurations. Even with additional redundancy, the complexity of these systems creates multiple potential points of failure, and engineering a multi-element product that can handle the large volumes of traffic on a typical mobile operator's network can be difficult.

Our Solutions

        We have introduced new, "purpose-built" network infrastructure products comprised of both high-performance hardware and software that address the specific challenges faced by mobile operators in offering multimedia services. Our products fulfill a number of network functions that enable carriers to deliver multimedia services across a range of network architectures. Unlike repurposed multi-element configurations, our integrated products and services were designed specifically to provide the high capacity, data processing rates, computer processing capability and software required to meet the needs of mobile operators in offering packet-based multimedia services.

        Our hardware and software products and services provide six key, integrated capabilities that create enhanced revenue opportunities and facilitate reduced costs for mobile operators:

  •
  Intelligence to shape the subscriber experience.  Our products' system intelligence allows mobile operators to manage each subscriber session, which is critical for creating, delivering and charging for differentiated services, while enhancing the subscriber experience. Our products combine custom software with significant processing power and memory to conduct a detailed inspection of each subscriber session and to associate that session with a subscriber need, operator service requirement or operator business policy.

  •
  High performance.  Our products improve the performance of a mobile operator's network by enhancing the network's capabilities and efficiencies. Our products are able to handle increasing amounts of network traffic to support a large number of subscribers on one platform. They also provide high bandwidth and data processing rates for improved traffic capacity and flow, which increases network efficiency and performance. In addition, the high call transaction rates provided by our products enhance the ability of our products to handle increasing amounts of network traffic, reduce unwanted delays in network traffic and allow the subscriber to have quick access to network services.

  •
  Simple and flexible network architecture.  Our products allow mobile operators to integrate a number of network functions and enhanced services into a single hardware platform. In addition to providing network functions such as access, management of subscriber sessions moving between networks and application of billing and other session policies, our platforms are capable of integrating advanced services, such as enhanced charging and billing, firewall protection, security and content filtering. We refer to these services as in-line services. Traditionally such services would be deployed out of line from the session stream in a server farm elsewhere in the network. By integrating both network functions and in-line services, mobile operators can simplify the design of their networks, more rapidly deploy services and improve the flow of network traffic, while also reducing costs.

  •
  Reliability and redundancy.  Our system architecture provides a high level of resiliency and protects the subscriber's experience. All of our platforms' system resources, including those used for redundancy, can be shared. Our platforms employ hardware redundancy as well as high-availability software techniques, such as session recovery, fault containment and state replication, to maximize network uptime, maintain subscriber sessions and retain billing information. The self-healing attributes of our software architecture protect the system by anticipating failures and creating mirror processes. Also, our product allows mobile operators to implement geographic redundancy.

  •
  Support multiple radio access technologies.  Our products are capable of supporting multiple radio access technologies, including CDMA, GSM/UMTS and WiMax. This capability allows mobile operators to deliver a uniform service experience to subscribers from a single platform, simplifying the network and limiting operator costs.

  •
  Well positioned for future technology upgrades.  While designed for use in today's mobile networks, our products are also readily upgradeable to respond to evolving mobile operator environments or requirements, such as IMS and MMD. Our platforms can typically provide new network functions or enhanced services through a software upgrade. This simplifies service deployment and network operations, while reducing potentially costly upgrades resulting from the investment in new network elements each time a new technology is introduced.

Our Strategy

        Our objective is to strengthen our leadership in the mobile network infrastructure market by enabling mobile operators to enhance the subscribers' experience, playing a key role in the migration to an all-packet core network and providing products and services that offer new and increased revenue opportunities for mobile operators. Principal elements of our strategy include the following:

  •
  Extend our technological leadership.  We believe we have market leading products and services today, and we will continue to invest in research and development to maintain our leadership position through the introduction of new products and enhancements to existing products. We are focusing our research and development efforts on improvements to capacity, data processing rates and service flexibility, as well as capabilities to add new network functions and enhanced services. We will also use new technologies, such as advanced processing chips, as they become available to increase the performance, capacity and functionality of our products. For example, we recently introduced our ST40 platform, which became generally available in the third quarter of 2007.

  •
  Increase market penetration.  Mobile operators continue to increase network coverage and capacity, as well as their service offerings. These changes offer new and expanded sales opportunities both to our existing customers and potential new customers. Given the faster transition to high-bandwidth networks by CDMA2000 mobile operators, we have achieved our highest number of deployments in this market, but also have deployments in the GSM/UMTS market. However, significantly more operators worldwide currently utilize GSM/UMTS than CDMA technologies. We believe a significant opportunity for growth is from sales to the GSM/

    UMTS operators as they continue to transition to high-bandwidth networks. We intend to increase our penetration of both CDMA and GSM/UMTS operators.

  •
  Expand into evolving markets.  To maintain our leadership in the mobile infrastructure market, we plan to address new radio access network architectures and technologies, such as Mobile WiMax, LTE/SAE, IMS and MMD. Because one of the key features of our platforms is access independence—the flexibility and power to deploy a single hardware platform across multiple access architectures and technologies—we will continue to invest in preserving our products' ability to support new technologies. Additionally, we will continue to participate in industry standards development organizations to contribute to the development of new network standards and architectures.

  •
  Increase the number of features.  We plan to continue to develop new features based on specific customer requests and anticipated market needs. For example, we recently introduced a geographic redundancy feature. We charge our customers for additional standard and custom features.

  •
  Expand our sales channels.  We have developed direct relationships with many leading mobile operators, including those serviced by our OEMs, system integrators and distributors. We intend to continue to expand these relationships and pursue new mobile operator relationships to sell our products. At the same time, our OEM, system integrator and distributor relationships have allowed us to reach a broad mobile operator market. We intend to continue to pursue new OEM, system integrator and distributor relationships and expand our direct sales force.

  •
  Continue to offer a high level of support.  We believe that one critical factor of our success has been our willingness to respond to specific customer requirements and offer a rapid and thorough resolution of mobile operator issues. We focus exclusively on the mobile multimedia core network and, as a result, are able to provide focused support and technical expertise. We intend to continue to offer a high level of support to our customers.

Our Products

        Our products consist of the ST16 and ST40 hardware platforms, proprietary software that allows the ST16 and ST40 to be configured for specific network functions, software that enables operators to provide in-line services and the Starent Web EMS, a web-based element management system that allows a mobile operator to monitor and operate the ST16 and ST40 through a graphical user interface.

ST16 and ST40 Multimedia Core Platforms

        The ST16 has been deployed since 2003 and the ST40 was introduced in the second quarter of 2007 and became generally available in the third quarter of 2007. The ST16 and ST40 are robust hardware platforms that combine high capacity, availability and performance with subscriber and network intelligence. The ST16 and ST40 are radio access-independent and can be deployed in multiple mobile network environments, including CDMA2000 1X, 1xEV-DO Rev. 0 and Rev. A, GPRS, UMTS and Mobile WiMax networks.

        The ST16 and ST40 each consists of a chassis, application or processing cards and line cards. The application or processing cards provide system management and process all network functions and services. The line cards provide the physical connection to the network.

        The ST16 platform is well suited to meet the needs of most multimedia networks. The ST40 platform offers increased performance capabilities and capacity required by mobile operators for high demand, high capacity, multimedia networks.

Platform	Call Completions Per Second*	Total Subscriber Data Transmission Speed*	Session Capacity (single chassis)*
ST16	Up to 6,000	4.2 Gbps	Up to 1,500,000
ST40	Up to 15,000	10 Gbps	Up to 3,000,000

*
Depending upon configuration.

        The ST16 and ST40 are capable of providing multiple network functions and in-line services.

Network Functions

        The ST16 and ST40 can be configured with software packages to provide each of, or a combination of, the following network functions:

  •
  GGSN.  The Gateway GPRS Support Node, or GGSN, is the network element on a GSM/GPRS or UMTS/HSPA packet core network that performs multimedia session establishment and termination, accounting and traffic routing.

  •
  Home Agent.  The Home Agent is the network element on the subscriber's home network that effectively allows the subscriber to be reachable at its home address even when the subscriber is not attached to its home network. The Home Agent enables multimedia service mobility between multiple networks.

  •
  PDSN/FA.  The Packet Data Serving Node/Foreign Agent, or PDSN/FA, is the network element on a CDMA2000 packet core network that performs multimedia session establishment and termination, accounting and traffic routing. When enabled, PDSN/FA can also provide re-direction to the subscriber's home network through communications with the Home Agent.

  •
  Starent Session Control Manager.  The Starent Session Control Manager is an integrated network element that enables multimedia services such as voice-over-IP and IP television. The Starent Session Control Manager integrates a Session Initiation Protocol Proxy/Registrar, Proxy-Call Session Control Function and Policy Agent to perform voice-over-IP routing, translation and mobility, admission control, authentication and registration.

  •
  Additional Functionality Configuration for ST40.  Our ST40 platform offers the following additional functionality:

•
SGSN.  The Serving GPRS Support Node, or SGSN, is the network element that will track the location of mobile devices on a GPRS or UMTS network and route packet traffic to that location.

•
PDIF and PDG.  The Packet Data Interworking Function, or PDIF, and the Packet Data Gateway, or PDG, are network elements on CDMA2000 and UMTS packet core networks, respectively, that will perform multimedia session establishment and termination, accounting, secure tunneling and traffic routing from a WiFi network.

•
IPSG.  The Internet Protocol Services Gateway, or IPSG, is the network element that will be capable of implementing services, such as enhanced charging and billing, intelligent traffic control or content filtering, in the packet core network behind a PDSN, GGSN, ASN Gateway or other elements.

  •
  Future Functionality.  We currently plan to introduce additional functionality for our ST16 and ST40 platforms, including:

•
ASN Gateway.  We have announced the Access Service Network, or ASN, Gateway, which is the network element in a Mobile WiMAX packet data network that performs multimedia session establishment and termination, authentication, accounting and traffic or services routing between radio access and packet core network.

        Each of the ST16 and the ST40 is able to support one or more of these functions—as required by the mobile operator—in a single piece of equipment by enabling appropriate software features. As a result, the ST16 and the ST40 provide converged, universal services to multiple access technologies, which can be more cost effective and easier to manage than the deployment of many single-purpose access gateways.

"In-line" Services

        The ST16's and ST40's processing power and abundant memory are designed to enable mobile operators to integrate multiple in-line service capabilities into the core network. In-line services that we currently offer or plan to offer in the future include enhanced charging and billing, intelligent traffic control, peer-to-peer detection and control, stateful firewall and content filtering. Mobile operators can deploy in-line services along with required core network functions such as a PDSN, GGSN, Home Agent or ASN Gateway. Deploying these service functions in-line with the core network can provide more efficient network traffic flows and a more secure and satisfying subscriber experience. Additionally, in-line services allow a mobile operator more flexibility and greater simplicity in designing their networks because they have fewer network elements, such as servers, load balancers, firewalls and routers to deploy and support. This can lead to a higher degree of network optimization, lower operating costs and a higher level of service assurance.

Starent Web EMS

        The Starent Web Element Management System, or EMS, is a centralized service and network element management product that controls the ST16 and ST40. Starent Web EMS is a multi-service element manager, which provides fault, configuration, accounting, performance and security functions through a graphical user interface. Starent Web EMS enables mobile operators to monitor, manage and control the performance of the ST16 and ST40, as well as integrate and interoperate with other components and network management systems. The Starent Web EMS also provides a variety of performance and operation records based on mobile operator defined parameters.

Our Technology

        We have spent over seven years developing and seek to constantly improve our technology and products. This development includes our custom hardware platforms, our operating system, each network function we support, in-line service capabilities, our element management system and many customer-required features. Our technology integrates system intelligence, service flexibility, high availability and high-performance within products that can distribute all service tasks across the entire platform. In addition, as we have deployed our products with many of the world's largest mobile operators, we have been tasked to address operator specific requirements. These requirements, such as geographic redundancy and custom accounting and protocol development, have required significant development.

Platform Architecture

        Each of the ST16 and ST40 uses a distributed architecture that allows it to allocate tasks or system actions across the entire platform. This distributed architecture provides for simplicity, ability to handle increasing amounts of network traffic and improved reliability, manageability and performance over alternative bladed architectures. A bladed architecture, where each processing card, or blade, has a distinct functionality, requires the addition of new blades for new services and each service would require a unique blade for redundancy. We believe the distributed architecture of our products enables more efficient hardware usage with enhanced performance characteristics. Additionally, the application of billing and other session policies control and packet forwarding paths are separated on different processing resources. This separation of processes improves the ability to handle increasing amounts of network traffic and traffic flow efficiencies while diminishing latency, or delay, within the session, and ensuring faster session setup and handoff. As a result, mobile operators can deploy more efficient mobile networks that can handle a greater number of concurrent sessions with less hardware.

System Intelligence

        Our products and services provide mobile operators with the ability to inspect data packets from individual transactions in great detail. This deep packet inspection allows the ST16 and the ST40 to intelligently shape each subscriber session using quality of service, bandwidth allocation and traffic flow control, which in turn allows mobile operators to actively manage network traffic flows to improve the subscriber's experience.

        The ST16 and ST40 also offer service steering, which allows mobile operators to efficiently steer or route each session through appropriate services based on key policies for that particular session or subscriber.

        The ST16's and ST40's system intelligence provides mobile operators with the following key capabilities:

  •
  increased information granularity and flexibility for billing, network planning and usage trend analysis;

  •
  information sharing with external application servers that perform value-added processing;

  •
  use of subscriber-specific attributes to launch unique applications on a per-subscriber basis;

  •
  extension of management of session information as subscribers move between networks to applications that are not mobility aware; and

  •
  enabling policy, charging and Quality of Service and similar features.

Service Assurance

        The ST16 and ST40 employ hardware redundancy as well as high-availability software techniques, such as session recovery, fault containment, and state replication, to maximize network uptime, maintain the subscriber session and retain billing information. In addition to the high-availability software techniques, the following service availability features are included with the ST16 and ST40:

  •
  task checkpoint and migration;

  •
  M:N or 1:1 redundancy for all hardware elements;

  •
  geographic redundancy;

  •
  on-line software upgrades; and

  •
  dynamic hardware removal and additions while the product is operating, or hot swapability.

Multi-access Technologies

        The use of multiple radio access technologies by mobile operators should be invisible to the subscriber. This seamless mobility between different access technologies enables mobile services to be maintained as the subscriber moves from one access technology to another. For example, as a subscriber using their mobile device on a 3G network enters an airport, they can be seamlessly connected to a higher-bandwidth WiFi network, if available. The architecture of our platforms is designed to support multiple radio access networks, and is capable of doing so in a single platform.

Starent Operating System

        Our operating system software is based on a Linux software kernel, which provides a robust, proven software environment offering design flexibility. We have implemented significant customization and other elements to the Linux software kernel to design the operating system for high availability, service flexibility and high-performance.

        Our operating system has the following key features:

  •
  Scalable control and data operations.  System resources can be allocated separately for application of billing and other session policies and packet forwarding paths. For example, resources could be dedicated to performing routing or security control functions while other resources are dedicated to processing subscriber session traffic. As network or service requirements grow and call models change, hardware resources can be easily added to provide more processing power. This method of being able to handle increased network traffic, known as scalability, simplifies service deployment and network expansion.

  •
  Fault containment.  The system isolates faults at a low level. In addition, processing tasks are distributed, so if an unrecoverable software fault occurs the entire processing capabilities for that task are not lost. Subscriber session processes can be sub-grouped into collections of sessions, so that if a problem is encountered in one sub-group, subscribers in another sub-group will not be affected by that problem.

  •
  Self healing.  The self-healing attributes of the software architecture protects the system by anticipating failures and creating mirror processes locally or across resource card boundaries to continue the operation with little or no disruption of service. This architecture allows the system to perform at a high level of resiliency and protect subscriber data sessions while also ensuring accounting data integrity for the mobile operator.

  •
  Process distribution.  All system tasks or processes can be distributed across the platform processing cards to fit the needs of the network model or specific processing requirements. Because tasks or processes are not required to be assigned to a specific card, system scalability and redundancy is significantly simplified.

  •
  Leverages third party software components.  The use of the Linux operating system kernel enables the reuse of many well-tested, stable, core software elements such as protocol stacks, management services and application programs.

  •
  Supports dynamic hardware removal/additions.  By migrating tasks from one resource card to another using software controls, application cards can be removed or replaced while our product is operating, or hot swapped, to dynamically add capacity or perform maintenance operations without service interruption.

  •
  Multiple context support.  The system can be fully virtualized to support multiple logical instances of each service. This eliminates the possibility of any one domain disrupting operations for all subscribers in the event of a failure.

Customer Support and Services

        We provide wide-ranging and highly interactive support, including pre-sales consultation, network testing and trialing, network design, installation, operation, post-sales maintenance and training. Our support organization provides 24x7 operational support. This support team consists of resources located throughout the world which provides our customers timely access to our support technicians and engineers.

        Our system engineering organization provides our customers with network testing and trialing, network design and installation assistance, third party product integration, as well as support with configuration and operation. This group focuses on interoperability testing with other network components and large or complex support requirements and acts as an escalation point for the support organization.

        We provide our customers with a variety of training courses on the deployment, operation and maintenance of our products. Training is performed in our Technical Education Center located in Tewksbury, Massachusetts or at the customer's location. These courses generally range from two to five days and cover a variety of topics from product overview and installation through configuration and maintenance.

Sales and Marketing

        We market and sell our products to mobile operators through our direct sales organization and indirectly through our OEMs, system integrators and distributors. In 2007, 69% of our revenues were from direct sales and 31% were from sales through OEMs, system integrators and distributors and in 2006, 50% of our revenues were from direct sales and 50% were from sales through OEMs, system integrators and distributors.

Direct Sales

        Our direct sales organization focuses on selling to leading mobile operators throughout the world. We have sales personnel in a number of markets throughout the world, including the United States, Brazil, Canada, China, Germany, France, Japan, Korea, Mexico, Spain and the United Kingdom.

OEM, System Integrator and Distributor Relationships

        We have developed relationships with a number of OEMs, system integrators and distributors, including Alcatel-Lucent, Samsung Electronics and ITOCHU Techno-Solutions Corporation, also known as CTC. In some cases, these relationships have allowed us to reach a broader mobile operator market than was possible through our direct sales efforts. We believe that OEMs benefit from these relationships by leveraging our research and development expertise, reducing the time-to-market for new products and realizing incremental revenues from the sale of complementary hardware, software and services resulting from the incorporation of our technology into their product offerings. The system integrators and distributors with whom we have relationships specialize in building integrated products for mobile operators by putting together components from different vendors. Typically, when an OEM, system integrator or distributor services a large mobile operator, we also maintain a direct relationship with the operator. Maintaining a direct relationship with mobile operator customers from our indirect sales channel facilitates offering our customer support and services program.

        While our indirect sales channel continues to be an important part of our overall business, direct relationships with certain mobile operators may offer better opportunities for increasing sales and maintaining a high-level of customer support. Accordingly, we terminated our OEM relationship with Nortel Networks for products in the GSM/UMTS market effective December 2006 because we were no longer strategically aligned with Nortel Networks on future packet core products for mobile operators and because there had been no sales of our products through that indirect channel. We also terminated our OEM relationship with Nortel Networks for products in the CDMA market effective March 2007 because we were no longer strategically aligned with Nortel Networks on future packet core products for mobile operators and to allow specific major mobile operators to purchase directly from us. We have established direct relationships with some of the CDMA operators formerly serviced by Nortel Networks, and we are continuing to seek additional direct sales relationships with other CDMA operators formerly serviced by Nortel Networks. We are also in discussions to establish a new reseller relationship with Nortel Networks to continue to service other mobile operator customers indirectly.

Marketing and Product Management

        Our marketing and product management organizations focus on defining our product requirements, educating our mobile operator customers and our OEMs, system integrators and distributors, media and analysts on our technology, building brand awareness and supporting the efforts of the sales organization. We market our products through industry events, public relations efforts, collateral materials and on our Internet site. We participate in industry events, including management presentations on the topics of 3G mobile wireless network technologies and the efficient delivery of multimedia services. We believe the combination of these efforts creates awareness of us and our products and technologies.

Customers

        Our primary customers are mobile operators located throughout the world that are deploying or seeking to deploy packet-based multimedia services over next generation networks. We also sell our products to OEMs and system integrators.

        Over 65 mobile operators in 25 countries, including leading mobile operators using the CDMA and the GSM/UMTS networks, have deployed our products.

        In each of years ended December 31, 2007, 2006 and 2005, we derived more than 90% of our revenues from our top five customers. In 2007, we had three customers, CTC, Sprint/Nextel and Verizon Wireless, that each represented more than 10% of our revenues. In 2006, Nortel Networks and Verizon Wireless each represented more than 10% of our revenues and in 2005, CTC, Samsung and Verizon Wireless each represented more than 10% of our revenues. We terminated our OEM relationships with Nortel Networks in December 2006 and March 2007.

        Information with respect to the percentage of our revenues based on customers' geographical locations is set forth below:

	Year Ended December 31,
	2007	2006	2005
United States and Canada	76%	87%	48%
Japan	13	4	31
Korea	9	1	20
Rest of world	2	8	1

Total	100%	100%	100%

        Information with respect to our long-lived assets by geographic location is set forth below:

	At December 31,
	2007	2006
	(in thousands)
United States	$15,614	$7,853
India	4,676	2,231
Rest of world	162	212

Total	$20,452	$10,296

        In December 2003, we entered into a general purchase agreement with Cellco Partnership, also known as Verizon Wireless, pursuant to which we supply our products to Verizon Wireless and its affiliates. Verizon Wireless is not under any obligation to purchase products from us under the agreement. The agreement provides that the prices, terms, conditions, warranties and other benefits that we offer to Verizon Wireless be no less favorable than those that we offer to any other customer in the United States that has equal or greater volume purchases and/or purchase commitments to us.

        Under the terms of the agreement, we generally provide Verizon Wireless with licenses to the software embedded in our hardware products solely for use in connection with the product in which such software is embedded. In addition, we grant Verizon Wireless a separate, enterprise-wide, perpetual license to use, copy and modify our Starent Web EMS software. In exchange for up-front license fees, we also grant Verizon Wireless non-exclusive, non-transferable, perpetual, worldwide licenses to several software features in our products for use in connection with an unlimited number of our products. For all software licensed to Verizon Wireless, we agree to place the source code and related documentation for such software into escrow with a third party escrow agent to be released if we are acquired by a competitor of Verizon Wireless, we fail to provide maintenance and support services as specified in the agreement, or we become insolvent or bankrupt.

        The agreement specifies that we provide Verizon Wireless with 24x7 technical support in exchange for annual maintenance and support fees. These annual maintenance and support fees are determined as a percentage of the price of all products that Verizon Wireless has purchased from us. Verizon Wireless is entitled to service credits, in amounts not to exceed the support fees paid in each quarter, if we fail to meet the support performance standards set forth in the agreement. We also make software development services available to Verizon Wireless from time to time for the development of customizations specific to Verizon Wireless systems in exchange for time and materials based fees. Unless otherwise agreed on a case-by-case basis, Verizon Wireless owns any software customizations we supply under the agreement.

        Pursuant to the agreement, we agree to indemnify, defend and hold harmless Verizon Wireless and its affiliates from any claims of infringement or misappropriation of intellectual property rights arising from or in connection with the products and services provided by us or any claims arising from our products or the actions of our employees.

        The agreement renews annually unless either Verizon Wireless or we provide notice of termination at least sixty days prior to the end of the then-current term. Verizon Wireless may terminate the agreement at any time with or without cause.

Research and Development

        Our technology requires continued investment to maintain our leadership position. Accordingly, we believe that a strong research and development program is critical to our business. Our research and development organization focuses on designing, developing and enhancing our products as well as the technology underlying our products, investigating new technologies, performing testing and quality assurance activities and integrating our products with third-party products, if necessary.

        As of December 31, 2007, we had 90 research and development personnel in the United States and 289 research and development personnel in India. Our research and development organization has extensive industry experience that provides us with the core competencies required to deliver products suitable for global mobile operator networks. Our employees' expertise includes:

  •
  carrier-class equipment design and manufacturing;

  •
  IP networking;

  •
  mobile networking;

  •
  voice and multimedia services;

  •
  element management; and

  •
  wireless access.

        We have made substantial investments in product and technology development since we were founded in 2000. Research and development expenses totaled $38.9 million in 2007, $26.0 million in 2006 and $18.1 million in 2005.

Manufacturing

        We outsource the manufacturing of our ST16 and ST40 products to Plexus Corp., a global provider of subcontracting services. Plexus fulfills our manufacturing requirements in Boise, Idaho, and has other locations across the United States at which our requirements also may be fulfilled. Once products are manufactured, they are sent to our headquarters in Tewksbury, Massachusetts, where we perform final assembly and quality control testing to ensure reliability. We believe that outsourcing our manufacturing enables us to conserve working capital, better adjust to fluctuations in demand and provide for timely delivery to our customers.

        Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources. For example, Plexus purchases through electronics distributors various types of central processors, network processors, switch fabrics, oscillators and memory devices from various component manufacturers, including Broadcom Corporation, Intel Corporation, Viking Interworks, a division of Sanmina-SCI, and Vitesse Semiconductor Corporation, which are presently Plexus' sole sources for these particular components. We typically do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require Plexus to have a written agreement with these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. We provide forecasts to Plexus so that it can source the key components in advance of their anticipated use, with the objective of maintaining an adequate supply of these key components for use in the manufacture of our products. In addition, we maintain a small inventory of key components that we believe are most critical to the manufacturing process.

Competition

        The market for mobile network infrastructure products is highly competitive and rapidly evolving. The market is subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new products. With the growth and adoption of mobile multimedia services, we expect competition to continue and intensify for all our products and in all our target markets.

        We believe there are a number of important factors to compete effectively in our market, including:

  •
  products and services that are highly reliable and provide high performance;

  •
  scalability and service integration capabilities;

  •
  system intelligence;

  •
  breadth of network interoperability, access independence and standards support;

  •
  high level of customer support and customer interaction; and

  •
  competitive pricing.

        Our primary competitors consist of major network infrastructure providers, including Cisco Systems, Inc. and UTStarcom, Inc. in the CDMA2000 market and Cisco Systems, Huawei Technologies Co., Ltd., LM Ericsson Telephone Co. and Nokia Siemens Networks B.V. in the GSM/UMTS market. As next-generation technologies such as Mobile WiMax, IMS and MMD develop, we expect to compete in those new markets with some of these existing competitors as well as with new competitors. In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop in-house alternative products to those currently provided by us. Additionally, OEMs might elect to source technology from our competitors.

        Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these competitors may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our customer relationships and competitive position or otherwise affect our ability to compete effectively.

Intellectual Property

        Our success depends in part upon our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

        As of December 31, 2007, we owned a total of 3 United States patents and 41 United States utility patent applications, as well as foreign counterparts to 39 of these patent applications and patents.

        The expiration date for each of our issued United States patents is 2023. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or shorten the term of patent protection that we may have for our products.

In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products under development can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

        We rely, in some circumstances, on trade secrets to protect our technology. Trade secrets, however, are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

        We use trademarks on some of our products and believe that having distinctive marks may be an important factor in marketing our products. We have registered our Starent® and ST16® marks in the United States. Our other trademarks include the Starent Networks logo ST40™ and VIM™. We have also registered some of our marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration.

Employees

        As of December 31, 2007, we had 610 full-time employees. Of our employees, 233 are located in the United States and 377 are located in other geographical regions of the world. We consider our current relationship with our employees to be good. None of our employees is represented by labor unions or has collective bargaining agreements.

Item 1A.    Risk Factors

        These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" earlier in this Annual Report on Form 10-K.

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

        We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. During any given fiscal period, a small number of customers may account for a significant percentage of our revenues. For example, in 2007, we had three customers that each accounted for more than 10% of our revenues and in the aggregate represented 75% of our revenues and in 2006 we had two customers that each generated more than 10% of our revenues and in the aggregate represented 83% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

        In April 2007, we announced our ST40 platform, which became generally available for customer shipments in the third quarter of 2007 and we began recording revenues from these shipments in the fourth quarter of 2007. A significant portion of our future revenues is expected to be generated from sales of the ST40. The current deployments of the ST40 by our customers are in their initial stages, and we cannot assure you that the ST40 will achieve its performance specifications or meet our customers' expectations. In order to achieve additional market penetration for the ST40, we may be required to incur additional expenses in marketing and sales in advance of the realization of actual sales. There can be no assurance that the ST40 will achieve widespread acceptance in the market. If we incur delays in the manufacture and shipment of the ST40 or customer testing and verification takes longer than anticipated we may not achieve our planned levels of sales or if the ST40 does not achieve performance specifications, our operating results will suffer and our competitive position could be impaired.

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

        Competitive products may in the future have better performance, lower prices and broader acceptance than our products. Our primary competitors include Cisco Systems, Inc., Huawei Technologies Co., Ltd., LM Ericsson Telephone Co., Nokia Siemens Networks B.V. and UTStarcom, Inc., each of which has a longer operating history, greater name recognition, a larger customer base and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In addition, many of our competitors have a broader range of products and may be able to offer concessions to potential customers on bundled purchases that we are not able to match because we currently offer only a single line of products. We also face competition from a number of companies with more limited market share either generally or by geography and newer market entrants.

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

        For our sales to mobile operators, we rely in part on establishing and maintaining successful relationships with original equipment manufacturers, or OEMs, system integrators and distributors. A significant amount of our revenues is derived through these indirect sales. Accordingly, our revenues depend in part on the effective performance of these distribution relationships. By utilizing these indirect sales channels we may have less contact with the end users of our products, thereby potentially making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Developing relationships with qualified OEMs, system integrators and distributors and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support our OEM, system integrator and distributor relationships, including investment in systems and training. We have no minimum purchase commitments with any of our OEMs, system integrators or distributors, and our contracts with them do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential OEMs, system integrators and distributors to favor their products or to prevent or reduce sales of our products. Our OEMs, system integrators and distributors may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with our OEMs, system integrators and distributors would likely materially adversely affect our business, operating results and financial condition.

We have a significant accumulated deficit, and we may not be able to maintain profitability.

        Although we were profitable in 2007, 2006 and 2005, we incurred net losses for the preceding three years. Our net losses were approximately $14.0 million in 2004, $26.4 million in 2003 and $25.8 million in 2002. As a result of our net losses, we had an accumulated deficit of $94.0 million as of December 31, 2007. We will need to generate significant revenues and control our operating expenses and other expenditures to maintain profitability. If we are unable to remain profitable, the market price of our common stock could decline.

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

        We will continue to invest in research and development for the introduction of new products and enhancements to existing products designed to improve the capacity, data processing rates and features of our products and services. We must also continue to develop new features and functionality for our products based on specific customer requests and anticipated market needs. However, research and development in the mobile network infrastructure industry is complex, expensive and subject to uncertainty. In 2007, our research and development expenses were $38.9 million, or approximately 27% of our total revenues and in 2006, these expenses were $26.0 million, or approximately 28% of our total revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. If we continue to expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of products or product enhancements that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share. We may not be able to anticipate market needs and develop products and product enhancements that meet those needs, and any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance.

If our products do not interoperate with our customers' networks, installations will be delayed or cancelled, which would harm our business.

        Our products must interoperate with our customers' existing networks, which often have different specifications, utilize multiple protocol standards and products from multiple vendors and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers' networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers' networks. This could cause longer installation times for our products or order cancellations and could harm our relationship with existing and future customers, any of which would adversely affect our business, operating results and financial condition.

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

        Our products are highly technical and complex. When deployed, they are critical to the mobile operator networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by mobile operators. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our OEMs, system integrators or distributors. Our contracts with customers generally contain provisions relating to warranty disclaimers and liability limitations, which may be ineffective. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention away from the business and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely impacted.

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

        Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. In particular, we face significant challenges hiring and retaining personnel in India for research and development activities because the market for such personnel is increasingly competitive. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses replacing employees and the quality of our products and services and our ability to provide such products and services could diminish, resulting in a material adverse affect on our business. Furthermore, in making employment decisions, particularly in high-technology industries, candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain personnel.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

        Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of December 31, 2007, approximately 62% of our employees were located abroad, including 330 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

  •
  the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

  •
  difficulties in enforcing contracts and collecting accounts receivable and longer payment cycles, especially in emerging markets;

  •
  our ability to comply with differing technical standards and certification requirements outside North America;

  •
  unexpected changes in regulatory requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  new and different sources of competition;

  •
  fluctuations in exchange rates; and

  •
  tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets.

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

        We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

        We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $145.8 million in 2007 and the number of our employees increased from 200 at the beginning of 2005 to 610 as of December 31, 2007. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

We have incurred, and will continue to incur, significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

        Third parties have asserted, and may assert in the future, claims that our products infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties have brought, and could in the future bring, claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit. In addition, we could be forced to redesign the product that uses any allegedly infringing technology.

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

        In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom's trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants' breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We will vigorously defend ourselves in this litigation and we have filed counterclaims. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom's favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and seven patent applications owned by us. This could adversely affect our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our corporate headquarters is located in Tewksbury, Massachusetts, where we occupy an approximately 55,000 square foot facility under a lease expiring in February 2011. We use these facilities for administration, research and development, as well as for quality control, testing and shipping of our products. We also own a building in Pune, India and lease a facility in Bangalore, India that we use for research and development activities.

        We also lease sales and development offices in Buzzards Bay, Massachusetts; Chicago, Illinois; Overland Park, Kansas; Reston, Virginia; Redmond, Washington; Sao Paulo, Brazil; Toronto, Canada; Beijing, China; Tokyo, Japan; Mexico City, Mexico; Seoul, South Korea and London, United Kingdom. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        We are presently defending two patent infringement lawsuits brought against us by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against us in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by us of UTStarcom's U.S. Patent No. 6,829,473, entitled "Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks," which we refer to as the '473 patent. In May 2005, we answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that we did not infringe the '473 patent and that the '473 patent was invalid and unenforceable. In July 2005, we filed an amended answer and counterclaims to the '473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the '473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom's reissue application relating to the '473 patent. In June 2007, we filed a request for inter partes re-examination of all claims of the '473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted our request for inter partes reexamination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action has not yet issued. We believe that we have meritorious defenses against any resulting reissued patent, and we are prepared to vigorously defend the '473 patent case through trial.

        In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom's trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants' breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to our motion on January 22, 2008, and we filed our reply on January 29, 2008. The Court is expected to rule on this motion in April 2008. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We believe we have meritorious defenses to each of UTStarcom's claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

        Our common stock commenced trading on the Nasdaq Global Market under the symbol "STAR" on June 6, 2007. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
2007
Second quarter (from June 6, 2007)	$17.00	$13.29
Third quarter	$24.11	$13.55
Fourth quarter	$31.67	$16.02

Dividend Policy

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board deems relevant.

Stockholders

        As of February 19, 2008, there were 294 holders of record of our common stock.

Equity Compensation Information

        Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 below.

Use of Proceeds from Registered Securities

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

        In October 2007, we completed a public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-146717) which the SEC declared effective on October 31, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 8,000,000 shares of our common stock, of which 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain stockholders, at a price of $24.00 per share. The underwriters for the offering were Goldman, Sachs & Co., Lehman Brothers, JPMorgan and Thomas Weisel Partners LLC.

        We raised a total of $93.1 million in gross proceeds from the public offering, or approximately $88.1 million in net proceeds after deducting underwriting discounts and commissions of $4.4 million and other estimated offering costs. The selling stockholders received a total of approximately $98.9 million in gross proceeds from the public offering or approximately $94.2 million of net proceeds after deducting the underwriting discounts. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 6.    Selected Consolidated Financial Data

        The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report.

        We have derived the statement of operations data below for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements included in this Annual Report. We derived the consolidated financial data for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 from our audited financial statements which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$145,797	$94,350	$59,660	$34,395	$182
Cost of revenues	38,363	27,726	13,643	13,445	1,109

Gross profit	107,434	66,624	46,017	20,950	(927)

Operating expenses:
Research and development	38,868	25,980	18,107	13,303	14,748
Sales and marketing	46,434	30,311	19,785	18,445	8,289
General and administrative	15,340	8,515	7,352	3,185	2,470

Total operating expenses	100,642	64,806	45,244	34,933	25,507

Income (loss) from operations	6,792	1,818	773	(13,983)	(26,434)
Other income (expense), net	6,090	2,237	644	95	(8)

Income (loss) before income tax expense	12,882	4,055	1,417	(13,888)	(26,442)
Income tax expense	(1,413)	(413)	(513)	(160)	—

Net income (loss)	$11,469	$3,642	$904	$(14,048)	$(26,442)

Net income (loss) per share applicable to common stockholders:
Basic	$0.13	$(0.62)	$(0.97)	$(3.28)	$(6.39)

Diluted	$0.12	$(0.62)	$(0.97)	$(3.28)	$(6.39)

Weighted average shares used in computing net income (loss) per share applicable to common shareholders:
Basic	40,901	7,026	6,642	6,197	4,825

Diluted	47,044	7,026	6,642	6,197	4,825

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$233,599	$60,154	$37,489	$20,819	$2,036
Working capital	243,269	19,848	41,490	10,002	1,889
Total assets	349,379	104,267	84,353	63,892	17,262
Indebtedness	—	—	33	197	—
Redeemable convertible preferred stock	—	130,270	122,282	97,043	64,153
Total stockholders' equity (deficit)	254,939	(105,511)	(103,202)	(97,092)	(77,091)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results Of Operations

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

        In June 2007, we completed an initial public offering of our common stock in which we sold and issued 10,580,226 shares of our common stock, including 1,580,226 shares sold by us pursuant to the underwriters' full exercise of their over-allotment option, at a price of $12.00 per share. We raised a total of $127.0 million in gross proceeds from the initial public offering, or $116.0 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. In connection with the initial public offering, all outstanding shares of our convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of our common stock.

        In November 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. Of the shares sold in the offering, 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain selling stockholders. We received total net proceeds from the November 2007 public offering of approximately $88.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

        We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of December 31, 2007, we had 610 employees worldwide. Our revenues for the years ended December 31, 2007 and 2006 were $145.8 million and $94.4 million, respectively. Our net income for the years ended December 31, 2007 and 2006 was $11.5 million and $3.6 million, respectively.

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

        In 2004, we entered into OEM agreements with Nortel Networks relating to the CDMA and GSM/UMTS markets. Sales to Nortel Networks, all of which were made under the CDMA agreement, accounted for more than 40% of our revenues in 2006. In December 2006, we terminated both OEM agreements. Under the terms of the CDMA agreement, Nortel Networks has exercised its right to continue to purchase our CDMA products for delivery through December 2008. Although the termination of the CDMA agreement could disrupt our relationships with CDMA mobile operators formerly serviced by Nortel Networks, we have established and will continue to seek to establish additional direct sales relationships with some of the CDMA operators formerly serviced by Nortel Networks. In addition, we are currently in discussions to establish a new reseller relationship with Nortel Networks. As a result, we do not believe that the termination of the Nortel Networks OEM agreements will significantly impact our revenues.

        We believe our revenues may vary significantly from period to period as a result of the following:

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

  •
  The timing of revenue recognition in relation to the shipment of products.  Our products contain software which is not incidental to our products. Therefore, we recognize revenue pursuant to the requirements of SOP 97-2. Due to these requirements, certain features of our customer arrangements, such as customer acceptance terms in many of our customer contracts and the need for us to establish fair values of our products and services based on facts specific to our operations, often require us to defer recognition of revenue for a significant period of time after shipment.

        The variability of our revenues directly impacts our operating performance in any particular period since a significant portion of our operating costs, such as payroll and related expenses and sales commissions, are either fixed in the short-term or may not vary proportionately with recorded revenues.

Cost of Revenues

        Cost of revenues consists of costs of products sold and services provided. Cost of products consists primarily of payments to a third party manufacturer for purchased materials and services and internal costs, such as personnel costs, provision for inventory obsolescence and related overhead. The use of an outsourced manufacturer enables us to conserve working capital, adjust to fluctuations in demand and provide for timely delivery to our customers. Cost of services consists primarily of personnel costs related to professional services and technical support personnel, product repair costs, depreciation and related overhead.

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

  •
  Sales and marketing expense consists primarily of personnel costs, travel and marketing programs, such as trade shows. Sales commissions are a significant component of our sales personnel costs and are recorded as expense when earned, which is not necessarily directly proportionate to the amount of revenues recorded since commissions are generally earned at the time we accept customer orders and revenue is recorded once all revenue recognition criteria have been met.

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

        We believe that of our significant accounting policies, which are described in note 2 to the consolidated financial statements included in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

        Product revenues consist of revenues from sales of our hardware and licensing of our software. Product sales generally include a perpetual license to our software. Product revenues are generally recognized at shipment or upon customer acceptance, if contractually required, assuming all other revenue recognition criteria are met. Substantially all of our products have been sold in conjunction with product support services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term.

        Pursuant to SOP 97-2, revenue is allocated to deliverables based on vendor specific objective evidence of fair value, or VSOE, when VSOE exists. Generally, all revenue for an arrangement is initially deferred when VSOE does not exist for any undelivered element and is subsequently recognized ratably over the contractual M&S period when M&S is the only undelivered element. If VSOE exists for the undelivered elements, but not the delivered elements, revenue is recognized under the residual method set forth in SOP 98-9, which provides that revenue for the delivered elements is recognized based on the difference between the total arrangement fee and the VSOE of the undelivered elements. Revenue for the undelivered elements is then recorded as those elements are delivered. When we defer revenue in an arrangement, the related product costs are also deferred, subject to their realizability, and recognized in or over the same period as the related revenue.

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

Share-Based Compensation

        Prior to January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. In addition, through December 31, 2005, we accounted for share-based compensation expense for non-employees using the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, 123, Accounting for Stock-Based Compensation, applying the Black-Scholes option-pricing model, and recorded the fair value, for financial reporting purposes, of nonemployee stock options as an expense over the service period.

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we will continue to apply APB Opinion 25 in future periods to equity awards outstanding prior to the date of our adoption of SFAS 123R. In accordance with SFAS 123R, we recognize the compensation cost of stock-based awards on a graded-vesting basis over the vesting period of the award. Effective with the adoption of SFAS 123R, we elected to use the Black-Scholes option pricing model for awards without market conditions to determine the weighted average fair value of stock options granted or modified.

        Since January 1, 2006, we account for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123R (the requirements of which are consistent with those previously utilized under SFAS 123) and EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        Several key assumptions are made in determining the grant date fair value of our stock options, including: the grant date market value of our common stock, the rate of volatility, the risk-free interest rate and the rate of expected forfeitures. As there was no public market for our common stock prior to our initial public offering, the determination of the fair market value of our common stock was determined by our board of directors. Due to the limited trading history of our common stock, we have determined the volatility for options granted after January 1, 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, resulting in an expected life for the years ended December 31, 2007 and 2006 of 6.25 years. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied an estimated forfeiture rate of 3%, based on a review of our historical forfeitures, to determine the expense recorded in our consolidated statements of operations. Significant changes in these assumptions, especially the expected life of options, forfeiture rate and volatility could have a significant impact on our results of operations.

        For the year ended December 31, 2007, we recorded expense of $12.8 million in connection with share-based awards. As of December 31, 2007, we had $16.3 million of unrecognized expense related to non-vested options that is expected to be recognized over a weighted average period of 1.6 years.

Inventory

        We carry our inventory at the lower of cost or net realizable value assuming inventory items are consumed on a first-in, first-out basis. We recognize inventory losses based on obsolescence and levels in excess of forecasted demand. In these cases, inventory is written down to estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of revenues in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used to determine our inventory valuations.

        When products have been delivered to customers, but the product revenues associated with the arrangement have been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, we defer the related inventory costs for the delivered items.

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

        As of December 31, 2007, we had U.S. federal net operating loss carryforwards for income tax purposes of $27.6 million that expire beginning in 2023 and state net operating loss carryforwards of $28.0 million that expire beginning in 2008. We also had U.S. federal tax credits of $4.4 million that expire beginning in 2020 and state research and development credits of $619,000 that expire beginning in 2018. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests, as defined.

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

        Due to the uncertainty surrounding the realization of our deferred tax assets, based principally on our significant historical operating losses, we have provided a full valuation allowance against our various tax attributes. We will assess the level of valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax attributes exist at a future point in time, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of reduction.

        On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, we had approximately $134,000 of unrecognized tax benefits, the benefit of which, if recognized, would favorably affect the income tax rate in future periods. At December 31, 2007, we had a liability of approximately $219,000 related to unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. Upon our adoption of FIN 48 and at December 31, 2007, we had an immaterial amount of accrued interest and penalties associated with our uncertain tax positions.

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

Results of Operations

  Revenues

        The following table sets forth our revenues by type and geographic location of our customers.

	Year Ended December 31,				Period-to-Period Change
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$125,251	86%	$81,061	86%	$44,190	55%
Service	20,546	14	13,289	14	7,257	55

Total revenues	$145,797	100%	$94,350	100%	$51,447	55%

Revenues by Customer Type:
Direct	$101,111	69%	$46,964	50%	$54,147	115%
Indirect	44,686	31	47,386	50	(2,700)	(6)

Total revenues	$145,797	100%	$94,350	100%	$51,447	55%

Revenues by Geography:
United States and Canada	$110,137	76%	$81,687	87%	$28,450	35%
Japan	19,395	13	4,227	4	15,168	359
Korea	13,171	9	662	1	12,509	1,890
Rest of world	3,094	2	7,774	8	(4,680)	(60)

Total revenues	$145,797	100%	$94,350	100%	$51,447	55%

        Revenues increased $51.4 million, or 55%, in the year ended December 31, 2007 compared to 2006, due to an increase in product revenues of $44.2 million and an increase in service revenues of $7.3 million. Product revenues, which include hardware and software, increased due to sales to existing customers and to increased sales in Japan and Korea discussed below. Direct revenues increased primarily due to increased sales to existing customers and to the transition of certain customers formerly serviced through Nortel Networks to a direct relationship with us. The increase in revenues from Japan was due primarily to the recognition of revenue deferred in prior periods since we delivered previously committed software functionality during the quarter ended June 30, 2007. The increase in revenues from Korea was due to increased sales to existing customers and the recognition of approximately $5.5 million that was deferred at December 31, 2006 due to the delivery of specific software functionality during the first quarter of 2007. The $7.3 million increase in service revenues for

2007 compared to 2006 was due to an increase in the amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees.

	Year Ended December 31,				Period-to-Period Change
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$81,061	86%	$51,819	87%	$29,242	56%
Service	13,289	14	7,841	13	5,448	70

Total revenues	$94,350	100%	$59,660	100%	$34,690	58%

Revenues by Customer Type:
Direct	$46,964	50%	$27,446	46%	$19,518	71%
Indirect	47,386	50	32,214	54	15,172	47

Total revenues	$94,350	100%	$59,660	100%	$34,690	58%

Revenues by Geography:
United States and Canada	$81,687	87%	$28,691	48%	$52,996	185%
Japan	4,227	4	18,718	31	(14,491)	(77)
Korea	662	1	11,731	20	(11,070)	(94)
Rest of world	7,774	8	520	1	7,255	1,395

Total revenues	$94,350	100%	$59,660	100%	$34,690	58%

        Revenues increased $34.7 million, or 58%, in the year ended December 31, 2006 as compared to the same period in 2005, primarily due to increased product sales to existing customers. Product revenues, which include hardware and software sales, increased $29.2 million in 2006 due primarily to increased sales to major mobile operators in the United States and Canada. The decrease in revenues in Japan and Korea was due primarily to the incremental deferral of approximately $8.4 million related to Japan and $5.5 million related to Korea, as compared to the deferral at December 31, 2005. These deferred balances were recognized during 2007. In addition, a portion of the decrease in revenues in Korea was due to 2005 being the final period in which revenues were recognized on a subscription basis on a contract that expired on December 31, 2005. In 2006, $14.0 million of our indirect revenue that had been deferred at December 31, 2005 was recognized based upon us establishing VSOE for maintenance and support services for a type of customer.

        The $5.4 million increase in service revenues in 2006 compared to the same period in 2005 was due to an increased amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees.

  Cost of Revenues and Gross Profit

	Year Ended December 31,				Period-to-Period Change
	2007		2006
	Amount	% of Related Revenues	Amount	% of Related Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$29,064	23%	$25,640	32%	$3,424	13%
Services	9,299	45	2,086	16	7,213	346

Total cost of revenues	$38,363	26%	$27,726	29%	$10,637	38%

Gross Profit:
Product	$96,187	77%	$55,421	68%	$40,766	74%
Services	11,247	55	11,203	84	44	—

Total gross profit	$107,434	74%	$66,624	71%	$40,810	61%

        Product gross margin increased nine percentage points in 2007 as compared to 2006. As described above, the 2006 period included revenues that we recognized upon establishing VSOE for maintenance and support for a type of customer; however, the cost of products associated with this revenue was higher because the arrangement obligated us to provide certain products free of charge. This cost in conjunction with lower average selling price for this OEM arrangement resulted in lower gross margin percentage in 2006. In addition, in 2007, we transitioned certain mobile operators that were formerly serviced by a reseller to direct relationships, which resulted in higher average selling prices to us.

        During 2007, the $7.2 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during late 2006 and in 2007. We anticipate cost of services will increase in future periods as we continue to expand our customer support organization geographically and to support our higher amount of installed equipment at existing customers, however we believe the rate of growth will be slower than that experienced in 2007.

	Year Ended December 31,				Period-to-Period Change
	2006		2005
	Amount	% of Related Revenues	Amount	% of Related Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$25,640	32%	$12,285	24%	$13,355	109%
Services	2,086	16	1,358	17	728	54

Total cost of revenues	$27,726	29%	$13,643	23%	$14,083	103%

Gross Profit:
Product	$55,421	68%	$39,534	76%	$15,887	40%
Services	11,203	84	6,483	83	4,720	73

Total gross profit	$66,624	71%	$46,017	77%	$20,607	45%

        The $14.1 million increase in cost of revenues from 2005 to 2006 was attributable to the increase in hardware and software products sold during 2006 or delivered in previous periods but recognized in revenues during 2006, and higher cost of services.

        Product gross margin percentage decreased eight percentage points from 2005 to 2006 due primarily to the increase in the cost of products sold related to us establishing VSOE for maintenance and support for a type of customer. As described above, we recorded additional revenues in 2006 as a result of the establishment of VSOE; however, the cost of products associated with this revenue was higher because the arrangement obligated us to provide certain products free of charge. We recognized $7.3 million of costs associated with the $14.0 million of revenue that was recognized upon the establishment of VSOE in 2006. This cost in conjunction with lower average selling price for this OEM arrangement resulted in lower gross margin percentage.

        During 2006, the $728,000 increase in cost of services was primarily due to higher salaries, incentives and benefits, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during 2006.

        Gross profit on services increased 73% as a result of a substantial increase in maintenance, support and service revenues associated with the growth in our installed product base without a corresponding proportionate increase in costs.

  Operating Expenses

	Year Ended December 31,				Period-to-Period Change
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$38,868	27%	$25,980	28%	$12,888	50%
Sales and marketing	46,434	32	30,311	32	16,123	53
General and administrative	15,340	11	8,515	9	6,825	80

Total operating expenses	$100,642	69%	$64,806	69%	$35,836	55%

	Year Ended December 31,				Period-to-Period Change
	2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$25,980	28%	$18,107	30%	$7,873	43%
Sales and marketing	30,311	32	19,785	33	10,526	53
General and administrative	8,515	9	7,352	12	1,163	16

Total operating expenses	$64,806	69%	$45,244	76%	$19,562	43%

        Personnel Costs.    Personnel costs are our largest expense totaling $68.5 million, or 68% of our total operating expenses, for the year ended December 31, 2007 and $39.5 million, or 61% of total operating expenses, for the year ended December 31, 2006. These costs consist of cash and stock components.

        The cash component of compensation included in each expense category is set forth below.

	Year Ended December 31,			Year Ended December 31,
	2007	2006	Change	2006	2005	Change
	(dollars in thousands)
Research and development	$20,480	$13,702	$6,778	$13,702	$9,938	$3,764
Sales and marketing	31,218	21,082	10,136	21,082	11,601	9,481
General and administrative	4,821	3,120	1,701	3,120	2,123	997

Total cash-based compensation in operating expenses	$56,519	$37,904	$18,615	$37,904	$23,662	$14,242

        Cash compensation increased $18.6 million in 2007 as compared to 2006 due primarily to a higher number of employees. In the year ended December 31, 2007, we added 199 employees: 133 in research and development, 19 in sales and marketing, 24 in support, 19 in general and administrative and the remainder in operations, resulting in total employees of 610 at December 31, 2007. In addition to the increase in the number of employees, sales and marketing expenses included sales commissions of $16.1 million in 2007, which was $5.9 million higher than the same period in 2006 due to higher orders received in 2007. We anticipate the absolute amount of our sales commissions to be somewhat higher in 2008, but to decrease somewhat as a percentage of revenues.

        Cash compensation totaled $37.9 million in 2006, $14.2 million higher than in 2005 primarily due to the addition of 120 employees during 2006. In addition, $6.9 million of the increase in sales and marketing expenses was due to higher sales commissions in 2006 as compared to the prior year. This increase was primarily due to significantly higher orders received in 2006 than in 2005.

        In addition to cash compensation, we grant equity to our employees and nonemployees resulting in the recognition of share-based compensation in accordance with SFAS 123R, which is a significant portion of our personnel costs. The share-based compensation included in each expense category is set forth below.

	Year Ended December 31,			Year Ended December 31,
	2007	2006	Change	2006	2005	Change
	(dollars in thousands)
Research and development	$5,864	$708	$5,156	$708	$230	$478
Sales and marketing	2,883	385	2,498	385	28	357
General and administrative	3,245	504	2,741	504	—	504

Total share-based compensation in operating expenses	$11,992	$1,597	$10,395	$1,597	$258	$1,339

        These charges amounted to $12.0 million, or 8% of revenues, for the year ended December 31, 2007 and $1.6 million, or 2% of revenues, for the year ended December 31, 2006. The increase in 2007 as compared to 2006 was primarily due to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees. The increase in these charges in 2006 as compared to 2005 was due to the adoption of SFAS 123R as of January 1, 2006. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25, which generally resulted in no stock-based compensation charges as we granted options at fair value on the date of grant.

        Research and development.    Research and development expenses increased $12.9 million, or 50%, in 2007 compared to 2006. The increase was due to the increases in cash compensation of $6.8 million and stock-based compensation of $5.2 million, discussed above, and higher depreciation expense of

$1.1 million related to significant additions of quality assurance testing equipment, partially offset by lower amounts of various other expenses.

        Research and development expenses increased $7.9 million, or 43%, in 2006 compared to 2005. The increase was primarily due to the increases in cash compensation of $3.8 million and share-based compensation of $478,000, discussed above, higher prototype and related equipment expenses of $1.2 million and depreciation expense of $618,000. The increase in prototype and related equipment expenses was due the timing of our development activities surrounding our ST40 platform.

        We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense to increase during 2008 as we continue to add quality assurance personnel and increase our test lab facilities. Although we expect research and development expenses will increase in absolute amount in 2008, we believe they will decrease somewhat as a percentage of revenues.

        Sales and marketing.    Sales and marketing expenses increased $16.1 million, or 53%, in 2007 compared to 2006, but remained consistent at 32% of revenues. This spending increase was primarily due to the higher cash compensation of $10.1 million and share-based compensation of $2.5 million, discussed above, and $893,000 higher consulting expenses and increased travel expenses of $1.7 million. Consulting expenses increased primarily due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers. The increase in travel expenses was due to our employee additions. All of these expense increases are due to the expansion of our direct sales force into additional geographic areas and at significant customer accounts to address market opportunities.

        Sales and marketing expenses increased $10.5 million, or 53%, in 2006 compared to 2005, but decreased slightly as a percentage of revenues to 32%. This spending increase was primarily due to the higher cash compensation of $9.5 million and share-based compensation of $357,000, discussed above, and $527,000 higher consulting expenses. Consulting expenses increased primarily due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers.

        We anticipate continuing to increase the number of sales and marketing personnel we employ in future periods to expand our geographic presence, to address specific customer opportunities and to increase our revenues. The sales commission portion of sales and marketing personnel costs may vary significantly if our customer orders differ materially from the quotas established for our sales personnel.

        General and administrative.    General and administrative expenses increased $6.8 million, or 80%, in 2007 compared to the prior year, primarily due to the higher cash and share-based compensation costs of $1.7 million and $2.7 million, respectively, discussed above and higher professional fees of $1.3 million, consulting fees of $861,000 and insurance of $482,000. The increase in professional fees was primarily due to costs associated with our defense in the UTStarcom litigation. Consulting fees increased primarily due to enhancements of our enterprise financial and support systems. The increase in insurance expense was due primarily to coverage changes associated with us becoming a publicly-traded company in June 2007.

        General and administrative expenses increased $1.2 million, or 16%, in 2006 compared to 2005 primarily due to the higher cash and share-based compensation costs discussed above.

        We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth and incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities and other regulations and investor relations. In addition, we expect to continue to incur costs associated with patent litigation discussed in Part I—Item 3 "Legal Proceedings".

        Interest income.    Interest income consists of income generated from the investment of our cash balances and short-term investments. Interest income increased $3.8 million in 2007 compared to 2006 due to higher average balances and higher rates of return compared to 2006. In June 2007, our cash and short-term investment balance increased approximately $116.0 million due to the receipt of the net proceeds of our initial public offering and in November 2007 our cash and short-term investment balance increased approximately $88.1 million due to the net proceeds of our follow-on public offering.

        Interest income increased $1.5 million in 2006 compared to 2005 due to higher average balances compared to 2005.

        Income tax expense.    For the year ended December 31, 2007, we recorded income tax expense of $1.4 million compared to $413,000 for 2006. The increase in 2007 was primarily due to us being subject to federal alternative minimum tax in 2007 and not in 2006. We anticipate that we will be subject to state and foreign income taxes and federal alternative minimum tax in future years. We have significant net operating loss carryforwards and other net deferred tax assets. As of December 31, 2007, we have recorded a full valuation allowance to reduce the value of these assets to zero in the accompanying consolidated financial statements due to the uncertainty surrounding the timing and extent of realization of these tax attributes.

        Net income.    Net income increased $7.8 million for the year ended December 31, 2007 compared to 2006 and increased $2.7 million for the year ended December 31, 2006 compared to 2005 due to the items discussed above.

Quarterly Results of Operations

        The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2007. In our opinion, the information presented has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(dollars in thousands)
Revenues:
Product	$44,090	$31,588	$25,121	$24,452	$19,952	$31,642	$17,744	$11,722
Services	6,520	5,103	5,733	3,190	4,337	3,596	2,645	2,712

	50,610	36,691	30,854	27,642	24,289	35,238	20,389	14,434
Cost of revenues:
Product	10,888	7,422	6,316	4,438	5,106	13,240	3,401	3,893
Services	3,247	2,723	1,942	1,387	953	429	363	341

	14,135	10,145	8,258	5,825	6,059	13,669	3,764	4,234

Gross profit	36,475	26,546	22,596	21,817	18,230	21,569	16,625	10,200
Operating expenses:
Research and development	10,605	10,612	7,585	10,066	8,853	7,421	6,064	3,642
Sales and marketing	18,558	11,940	8,867	7,069	8,584	8,983	7,584	5,160
General and administrative	4,934	4,164	3,398	2,844	2,699	2,317	1,983	1,516

Total operating expenses	34,097	26,716	19,850	19,979	20,136	18,721	15,631	10,318
Income (loss) from operations	2,378	(170)	2,746	1,838	(1,906)	2,848	994	(118)
Other income (expense), net	2,459	2,122	799	710	744	645	428	420

Income (loss) before income tax expense	4,837	1,952	3,545	2,548	(1,162)	3,493	1,422	302
Income tax expense	(677)	(329)	(164)	(243)	(27)	(243)	(92)	(50)

Net income (loss)	$4,160	$1,623	$3,381	$2,305	$(1,189)	$3,250	$1,330	$252

Net income (loss) per share:
Basic	$0.06	$0.03	$0.03	$0.01	$(0.44)	$0.02	$(0.10)	$(0.26)

Diluted	$0.06	$0.02	$0.03	$0.00	$(0.44)	$0.02	$(0.10)	$(0.26)

        Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Most notably, we believe our revenues will vary significantly from period to period as a result of the following:

  •
  Fluctuations in the timing of customer orders.  Mobile operators require significant lead times to incorporate changes and enhancements into their networks to ensure the various network components are interoperable. These lead times and interoperability testing requirements result in an extended sales cycle and can lead to uneven purchasing patterns. In addition, our reliance on a relatively limited number of customers contributes to the variability of revenues.

  •
  The timing of revenue recognition in relation to the shipment of products.  Our products contain software which is not incidental to our products. Therefore we recognize revenue pursuant to the requirements of SOP 97-2 as discussed above. Due to these requirements, certain features of our customer arrangements, such as customer acceptance terms in many of our customer contracts and the need for us to establish fair values of our products and services based on facts specific to our operations, often require us to defer recognition of revenue for a significant period of time after shipment.

        The variability in our revenues directly impacts our operating performance in any particular period since a significant portion of our operating costs, such as prototype and related equipment, share-based compensation and sales commissions, are either fixed in the short-term or may not vary proportionately with recorded revenues. Commissions are generally recorded at the point in time we receive a customer order and revenue is recorded at the point in time all of the criteria for revenue recognition have been met. Revenue recognition often occurs in a period subsequent to receipt of the order. In certain circumstances, commissions are not earned until the revenue associated with an order is recognized. The cost for prototype and related equipment may vary based on the number of products being developed.

Liquidity and Capital Resources

Resources

        We funded our operations from 2000 through 2004 primarily with net proceeds of issuances of convertible preferred stock of approximately $100.0 million. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth.

        Cash, cash equivalents and short-term investments.    Our cash, cash equivalents and short-term investments at December 31, 2007 of $233.6 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $716,000 and $1.0 million at December 31, 2007 and 2006, respectively, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

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

        On November 6, 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. Of the shares sold in the offering, 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain selling stockholders. We received total net proceeds from the November 2007 public offering of approximately $88.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

        Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(15,693)	$30,049	$2,015
Net cash provided by (used in) investing activities	$9,441	$(27,123)	$(20,488)
Net cash provided by financing activities	$206,010	$987	$17,780

        Operating activities.    Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

2007 compared to 2006.

        For the year ended December 31, 2007, net cash used in operating activities was $15.7 million as compared to cash provided by operating activities of $30.0 million in 2006. Cash received from customers decreased $7.1 million in 2007 to $105.0 million from $112.1 million in 2006. This reduction was due primarily to the timing of billing and collections, which resulted in lower accounts receivable at the beginning of 2007 and a higher accounts receivable balance at December 31, 2007. In addition, cash paid for payroll and related expenses increased $20.0 million (totaling $55.5 million) in 2007 compared to 2006, and cash paid for inventories was approximately $23.0 million higher in 2007 as compared to 2006. The increase in payroll and related expenses was due primarily to our increased headcount and sales commissions as discussed above. The increase in cash paid for inventories was primarily due to our purchases of components related to our higher shipments due largely to the introduction of our ST40 platform.

2006 compared to 2005.

        For the year ended December 31, 2006, net cash provided by operating activities was $30.0 million compared to $2.0 million in 2005. Cash received from customers increased $45.0 million in 2006 to $112.1 million from $67.1 million in 2005 primarily due to higher shipments combined with a reduction in accounts receivable of $4.0 million. The increase in cash receipts from customers was partially offset by an increase in payments for payroll and related expenses of $8.9 million, which totaled $35.5 million in 2006. The increase in cash paid for payroll and related expenses was primarily due to our increased headcount and sales commissions as discussed above. Cash paid for inventories was $17.8 million in 2006, which was relatively consistent to 2005. In addition to these significant receipts and payments, amounts paid for prototypes and related equipment, consulting, professional fees, travel and other items increased during 2006 due primarily to our higher number of personnel, increased number of locations and continued investment in infrastructure to support our growth.

        Investing activities.    Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances. The $9.4 million of cash provided by investing activities for the year ended December 31, 2007 consisted primarily of maturities of short-term investments partially offset by $16.6 million of capital expenditures and purchases of short-term investments of $20.4 million.

        Net cash used in investing activities increased $6.6 million for the year ended December 31, 2006 compared to 2005 primarily due to $5.2 million higher capital expenditures in 2006.

        Financing activities.    Cash from financing activities for 2007 consisted primarily of $204.1 million of cash received from the issuance of our common stock in two public offerings during 2007 discussed above. In addition, we received approximately $1.9 million associated with the exercise of options to purchase our common stock and purchases of our restricted common stock.

        At December 31, 2007 and 2006, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

        We believe our existing cash and cash equivalents, short-term investments and cash flows from operating activities will be sufficient to finance our planned growth, enhance our products and fund anticipated capital expenditures for the foreseeable future.

        We may use the net proceeds from our public offerings for working capital and other general corporate purposes, to finance accelerated growth, develop new product lines and fund acquisitions and strategic investments. These future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements and our expansion of sales and marketing and product development activities. To the extent our existing resources are insufficient to fund these activities we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or complete an equity or debt financing on terms acceptable to us or at all.

Requirements

        Capital expenditures.    We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $16.6 million, $8.6 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. We expect capital expenditures to be approximately $20-25 million for 2008, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

        Contractual obligations and requirements.    As of December 31, 2007, our commitments under operating leases and purchase obligations were as set forth below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of transactions.

	Total	2008	2-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$7,056	$2,448	$3,589	$1,006	$13
Purchase obligations	18,075	17,687	388	—	—

Total	$25,131	$20,135	$3,977	$1,006	$13

        The table above does not reflect unrecognized tax benefits of $219,000, the timing of which is uncertain. Refer to Note 7 to our consolidated financial statements for additional discussion on unrecognized tax benefits.

Off-Balance-Sheet Arrangements

        We do not engage in any off balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

        To date, substantially all of our international customer transactions have been denominated in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other income (expense) in our consolidated statements of operations. If the foreign currency exchange rates fluctuated by 10% as of December 31, 2007, our foreign exchange gain or loss would have fluctuated by approximately $169,000.

Interest Rate Risk

        At December 31, 2007, we had unrestricted cash and cash equivalents and short-term investments totaling $233.6 million. These amounts were invested primarily in money market funds and high quality corporate and government securities. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 also provides guidance for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 will be effective beginning January 1, 2008, except for the provisions related to the valuation of nonfinancial assets and liabilities which will be effective on January 1, 2009 in accordance with the FASB's announcement to delay these certain provisions of SFAS 157. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The fair value option represents a step in the evolution of financial reporting because it considerably expands the ability of entities to select the measurement attribute for certain assets and liabilities. We will be required to adopt the provisions of SFAS 159 on January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

        In December 2007, the FASB released SFAS 141 (revised 2007), Business Combinations. This statement will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This statement will be effective on January 1, 2009 and we will change the change our accounting treatment for business combinations on a prospective basis.

        In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of this statement will be effective for us on January 1, 2009. We have not yet determined the impact, if any, this statement will have on our consolidated financial statements.

Item 8.    Financial Statement and Supplementary Data

STARENT NETWORKS, CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Starent Networks, Corp.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Starent Networks, Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 29, 2008

STARENT NETWORKS, CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$223,987	$24,010
Short-term investments	9,612	36,144
Accounts receivable	56,363	13,619
Inventories	29,638	15,121
Prepaid expenses and other current assets	6,656	3,193

Total current assets	326,256	92,087
Property and equipment, net	20,452	10,296
Other assets	1,955	845
Restricted cash	716	1,039

Total assets	$349,379	$104,267

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$7,448	$4,249
Accrued expenses	6,163	2,675
Accrued payroll and related expenses	15,568	7,977
Income taxes payable	1,075	232
Current portion of deferred revenue	52,733	57,106

Total current liabilities	82,987	72,239
Deferred revenue, net of current portion	10,670	6,562
Refundable exercise price of restricted common stock	783	707
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.01 par value, no shares and 64,587,861 shares authorized, issued and outstanding at December 31, 2007 and 2006, at liquidation preference	—	130,270
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 authorized and no shares outstanding	—	—
Common stock, $0.001 par value, 250,000,000 and 120,000,000 shares authorized, 68,252,858 and 7,456,672 shares issued and outstanding at December 31, 2007 and 2006, respectively	68	7
Additional paid-in capital	348,917	—
Accumulated other comprehensive income (loss)	2	(1)
Accumulated deficit	(94,048)	(105,517)

Total stockholders' equity (deficit)	254,939	(105,511)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$349,379	$104,267

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product	$125,251	$81,061	$51,819
Services	20,546	13,289	7,841

Total revenues	145,797	94,350	59,660

Cost of revenues:
Product	29,064	25,640	12,285
Services	9,299	2,086	1,358

Total cost of revenues	38,363	27,726	13,643

Gross profit	107,434	66,624	46,017

Operating expenses:
Research and development	38,868	25,980	18,107
Sales and marketing	46,434	30,311	19,785
General and administrative	15,340	8,515	7,352

Total operating expenses	100,642	64,806	45,244

Income from operations	6,792	1,818	773
Interest income	6,065	2,313	798
Foreign currency exchange gain (loss)	26	(73)	(150)
Other income (expense)	(1)	(3)	(4)

Income before income tax expense	12,882	4,055	1,417
Income tax expense	(1,413)	(413)	(513)

Net income	11,469	3,642	904
Accretion of redeemable convertible preferred stock	(3,445)	(7,988)	(7,349)
Income allocated to preferred stockholders	(2,539)	—	—

Net income (loss) applicable to common stockholders	$5,485	$(4,346)	$(6,445)

Net income (loss) per share applicable to common stockholders
Basic	$0.13	$(0.62)	$(0.97)

Diluted	$0.12	$(0.62)	$(0.97)

Weighted-average shares used in computing basic and diluted net income (loss) per common share
Basic	40,901	7,026	6,642

Diluted	47,044	7,026	6,642

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2004	6,318	$6	$—	$—	$(97,098)	$(97,092)
Accretion of redeemable convertible preferred stock	—	—	(357)	—	(6,992)	(7,349)
Vesting of restricted stock	210	1	44	—	—	45
Issuance of restricted stock grants to employees below fair market value and related stock-based compensation expense	3	—	4	—	—	4
Exercise of stock options	169	—	55	—	—	55
Compensation expense on nonemployee option grants	—	—	254	—	—	254
Comprehensive income:
Net income	—	—	—	—	904	904
Unrealized loss on short-term investments	—	—	—	(23)	—	(23)

Total comprehensive income	—	—	—	—	—	881

Balance at December 31, 2005	6,700	7	—	(23)	(103,186)	(103,202)
Accretion of redeemable convertible preferred stock	—	—	(2,015)	—	(5,973)	(7,988)
Vesting of restricted stock	26	—	15	—	—	15
Issuance of restricted stock grants to employees below fair market value and related stock-based compensation expense	3	—	6	—	—	6
Exercise of stock options	728	—	336	—	—	336
Compensation expense on option grants	—	—	1,658	—	—	1,658
Comprehensive income:
Net income	—	—	—	—	3,642	3,642
Change in unrealized loss on short-term investments	—	—	—	22	—	22

Total comprehensive income	—	—	—	—	—	3,664

Balance at December 31, 2006	7,457	7	—	(1)	(105,517)	(105,511)
Accretion of redeemable convertible preferred stock	—	—	(3,445)	—	—	(3,445)
Redeemable convertible preferred stock converted to common	44,288	44	133,671	—	—	133,715
Proceeds from public offerings, net of expense	14,460	15	204,117			204,132
Vesting of restricted stock	75	—	271	—	—	271
Issuance of restricted stock grants to employees below fair market value and related stock-based compensation expense	3	—	54	—	—	54
Exercise of stock options	1,970	2	1,529	—	—	1,531
Compensation expense on option grants	—	—	12,720	—	—	12,720
Comprehensive income:
Net income	—	—	—	—	11,469	11,469
Change in unrealized gain on short-term investments	—	—	—	3	—	3

Total comprehensive income	—	—	—	—	—	11,472

Balance at December 31, 2007	68,253	$68	$348,917	$2	$(94,048)	$254,939

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$11,469	$3,642	$904
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,516	3,194	2,073
Share-based compensation	12,774	1,664	258
Foreign currency (gains) losses	(160)	16	117
Changes in operating assets and liabilities:
Accounts receivable	(42,713)	4,018	73
Inventories	(14,508)	6,529	(2,182)
Prepaid expenses and other current assets	(3,363)	(2,141)	(344)
Other assets	(286)	(402)	(459)
Accounts payable	3,146	1,770	(4,199)
Accrued expenses	10,877	226	(57)
Income taxes payable	821	(305)	374
Deferred revenue	(266)	11,838	5,457

Net cash provided by (used in) operating activities	(15,693)	30,049	2,015

Cash flows from investing activities:
Purchases of property and equipment	(16,594)	(8,578)	(3,354)
Purchases of short-term investments	(20,445)	(63,315)	(31,890)
Proceeds from maturities of short-term investments	46,980	44,645	14,414
Purchase of long-term non-marketable equity investment	(830)	—	—
Change in restricted cash	330	125	342

Net cash provided by (used in) investing activities	9,441	(27,123)	(20,488)

Cash flows from financing activities:
Proceeds from public offerings, net of expenses	204,132	—	—
Net proceeds from the issuance of convertible preferred stock	—	—	17,890
Repayment of long-term debt	—	(33)	(165)
Proceeds from exercise of stock options	1,531	336	55
Proceeds from issuance of restricted common stock	347	684	—

Net cash provided by financing activities	206,010	987	17,780

Effect of exchange rate changes on cash and cash equivalents	219	61	(90)

Net increase (decrease) in cash and cash equivalents	199,977	3,974	(783)
Cash and cash equivalents, beginning of year	24,010	20,036	20,819

Cash and cash equivalents, end of year	$223,987	$24,010	$20,036

Supplemental disclosures:
Cash paid for interest	$15	$41	$5
Cash paid for income taxes	553	831	139
Conversion of redeemable preferred stock to common	133,715	—	—
Accretion of redeemable convertible preferred stock	3,445	7,988	7,349

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

        Starent Networks, Corp. (the "Company") was incorporated in Delaware on August 11, 2000 and is a leading provider of infrastructure hardware and software products and services that enable mobile wireless operators to deliver multimedia services to their subscribers. The Company's products and services integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Starent Networks Securities Corp. (a Massachusetts Securities Corporation), Starent International, Corp. (a Delaware Corporation), Starent Networks Japan, K.K. (a Japanese Corporation), Starent do Brasil Ltda. (a Brazilian Corporation), Starent Networks (India) Pvt. Ltd. (an Indian Corporation), Starent Networks Beijing Co., Ltd. (a Chinese Corporation), Starent Networks (UK) Ltd. (a British Corporation), Starent Networks Spain, S.L. (a Spanish Corporation) and Starent Networks Canada Limited (a Canadian Corporation).

2. Summary of Significant Accounting Policies

        The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the footnotes.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the realizable value of accounts receivable and inventories, valuing share-based compensation instruments, evaluating loss contingencies and valuation allowances for deferred tax assets. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

        The Company has determined the functional currency of its wholly-owned subsidiaries is the U. S. dollar. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Nonmonetary assets such as property and equipment are remeasured at historical rates. Income and expense items are remeasured at effective rates of exchange prevailing during the year, except that depreciation charged to operations is remeasured at historical rates. Exchange gains and losses based upon these remeasurements are recorded in the consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

        To conform to the current year presentation, spare parts inventory at December 31, 2006 and related purchases made during 2006 were reclassified from property and equipment to inventory in the 2006 consolidated balance sheet and consolidated statement of cash flows.

STARENT NETWORKS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

        Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with remaining maturities of three months or less at the date of purchase. Cash equivalents are carried at amortized cost, which approximates fair value.

        Short-term investments consist of high quality corporate and government securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company accounts for investments under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2007 and 2006, all of the Company's investments are classified and accounted for as "available for sale." These investments were carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest or other income (expense).

        As of December 31, 2007 and 2006, $716,000 and $1.0 million, respectively, was restricted as to use pursuant to certain agreements with vendors and facility lease agreements. These restricted balances consist primarily of investments in money market funds and certificates of deposit.

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

        In 2007, the Company had three customers that each represented more than 10% of its revenues, one of which represented 45% and two additional customers, each of which represented approximately 15% of revenues. In 2006, the Company had two customers that each presented more than 10% of its revenues, one of which represented more than 40% of revenues and the other which represented more than 30% of revenues.

        At December 31, 2007, the Company had two customers that accounted for 74% of accounts receivable. At December 31, 2006, the Company had three customers that accounted for 76% of accounts receivable.

        The Company relies on a single contract manufacturer to manufacture and assemble its products. The Company has no long-term supply arrangements with this manufacturer and accordingly no obligation exists for the manufacturer to supply products to the Company in specific quantities or within specific time frames.

        In addition, certain of the components included in the Company's products are sourced from a single or limited sources and lead times for some of these components may be significant. The Company has no long-term contracts to purchase these components.

STARENT NETWORKS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term investments and accounts payable. The carrying value of such financial instruments approximates their estimated fair value due to their short-term duration.

Comprehensive Income

        SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income, as defined, includes all changes in stockholders' equity during a period from nonowner sources. Comprehensive income for the years ended December 31, 2007, 2006 and 2005 was equal to net income adjusted for unrealized gains and losses on short-term investments.

Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. No reserve was required at December 31, 2007 and 2006.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

        The Company provides for inventory losses based on obsolescence and levels of inventory on hand in excess of forecasted demand. In these cases, inventory is reduced to estimated net realizable value based on historical usage and expected demand. Inherent in the Company's estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company's products and technical obsolescence of its products.

        When products have been delivered to customers, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria to recognize revenue, the Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and software	3 years
Furniture and fixtures	5 years
Buildings	20 years
Leasehold improvements	Shorter of the remaining lease term or estimated useful life

STARENT NETWORKS, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

        The Company evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and the future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than the book value of the asset, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. To date, no such impairment adjustments have been required.

Research and Development and Software Development Costs

        Research and development expense consists primarily of personnel costs, prototype costs, consulting services and depreciation. Research and development costs are charged to operations as incurred. The Company evaluates the establishment of technological feasibility of the software component of its anticipated products in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

Revenue Recognition

        The Company's revenue is generated through fulfillment of contractual arrangements that contain multiple elements, including equipment with embedded software and services, such as installation, training, consulting and maintenance and support ("M&S"). The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable. Product revenues consist of revenues from sales of hardware and licensing of software. Product sales generally include a perpetual software license. Product revenues are generally recognized upon shipment or upon customer acceptance, if contractually required, assuming all other revenue recognition criteria are met. The acceptance terms typically included in the Company's contracts and the need to establish fair values of the Company's products and services based on facts specific to its operations are critical to the timing and extent of revenue recognition. As a result of these factors, the majority of the Company's contractual arrangements result in the deferral of revenue.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Pursuant to SOP 97-2, revenue is allocated to deliverables based on vendor specific objective evidence of fair value ("VSOE") when VSOE exists. Generally, revenue is initially deferred when VSOE does not exist and is subsequently recognized ratably over the contractual M&S period when M&S is the only undelivered element. If VSOE exists for the undelivered elements, but not the delivered elements, revenue is recognized under the residual method set forth in SOP 98-9, which provides that revenue for the delivered elements is recognized based on the difference between the total arrangement fee and the VSOE of the undelivered elements. Revenue for the undelivered elements is then recorded as those elements are delivered. If the Company is required to defer revenue in an arrangement, the related equipment costs are also deferred, subject to their realizability, and recognized over the same period as the related revenue.

        The determination of VSOE is highly judgmental and is a key factor in determining when and to what extent revenue may be recognized. The Company assesses VSOE based on previous sales of products and services, the type and size of customer, renewal rates in contracts and the geographic location of the customer.

        Generally, the Company licenses its software on a non-enterprise basis and recognizes revenue using the residual method as described above. Some of the Company's arrangements include enterprise-wide perpetual software licenses. These licenses are also accounted for under the residual method, assuming all other revenue recognition criteria have been met.

        Generally, M&S services are recognized ratably over the contractual service period, which is typically 12 to 24 months. Generally, installation, training and consulting services are recognized upon delivery of service.

        The Company is occasionally engaged to perform projects relating to the development of custom features for some of its customers. Under these arrangements, the Company retains the rights to the intellectual property developed and bears the financial risk associated with the arrangement as the customer is not obligated to pay until technological feasibility has been established. The Company believes that these funded development arrangements qualify under the guidance set forth in SFAS 68, Research and Development Agreements. As such, research costs are expensed as incurred and project fees are billed to the customer upon project completion. The Company does not consider itself to be in the business of selling and providing development services. Nor does the Company provide a fully paid-up license on the output of the development. As a result, the proceeds from the customer are generally recorded as a credit to research and development expense. For the years ended December 31, 2007, 2006 and 2005, the Company recorded reimbursements to research and development expense of $1.9 million, $2.0 million and $2.0 million, respectively, relative to these development projects.

        The Company also provides a warranty service period on its products; however warranty service coverage is generally superseded by coverage provided under simultaneous M&S agreements. As M&S revenues are deferred and recorded ratably over the service period, any costs of product replacement are incurred in the same period. No specific warranty reserve was required at December 31, 2007 and 2006.

Income taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company's consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. SFAS 109, Accounting for Income Taxes, requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

Share-Based Compensation

        Prior to January 1, 2006, the Company accounted for stock-based compensation for employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion 25 and Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation 44 ("FIN 44"), and elected the disclosure-only requirements of SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. Accordingly, compensation cost had been recognized in the accompanying financial statements for share-based awards to employees to the extent the instruments were granted at an exercise or sale price that was less than the then current fair value.

        In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment, which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion 25, SFAS 123 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair value. Pro forma disclosure only is no longer an alternative.

        The Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires nonpublic companies that utilized the minimum value method in SFAS 123, for either recognition or pro forma disclosures, to adopt SFAS 123R under the prospective transition method. This method requires the Company to apply the provisions of SFAS 123R only to new awards granted, and to awards modified, repurchased or cancelled on of after January 1, 2006.

        The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123R (the requirements of which are consistent with those previously utilized under SFAS 123) and EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. When applicable, all transactions in which services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which there is a commitment to perform, as defined.

        The Company has elected to use the Black-Scholes option pricing model to determine the grant date fair value of its share-based awards, except in those situations where an alternative method is

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

required. In accordance with SFAS 123R, the Company will recognize the compensation cost of share-based awards on a graded vesting basis over the requisite service period of each award, which is generally the vesting period.

        For the Black-Scholes model, the expected life of options was calculated based on the simplified method as permitted by the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") 107, Share-Based Payments. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. As required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The fair value of options granted for the years ended December 31, 2007 and 2006 was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rates	3.82% - 4.76%	4.55% - 4.99%
Expected dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Expected volatility	57-68%	68%

        The Company's results for the years below included share-based compensation expense classified in the following expense categories of the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2007	2006
Share-based compensation included in:
Cost of revenues	$782	$67

Total share-based compensation in cost of revenues	782	67

Research and development	5,864	708
Sales and marketing	2,883	385
General and administrative	3,245	504

Total share-based compensation in operating expenses	11,992	1,597

Total share-based compensation	$12,774	$1,664

        At December 31, 2007, there was $16.3 million of total unrecognized compensation cost related to non-vested stock awards. The Company expects to recognize those costs over the weighted-average period of approximately 1.6 years.

Net Income (Loss) per Share

        Basic and diluted net income (loss) per share applicable to common stockholders is presented in conformity with SFAS 128, Earnings per Share and the related interpretation in Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Basic net

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

	Year Ended December 31,
	2007	2006	2005
Net income	$11,469	$3,642	$904
Accretion of redeemable convertible preferred stock	(3,445)	(7,988)	(7,349)
Income allocated to preferred stockholders	(2,539)	—	—

Net income (loss) applicable to common stockholders	$5,485	$(4,346)	$(6,445)

Weighted-average common shares outstanding—basic	40,901	7,026	6,642
Dilutive effect of stock options and restricted stock	6,143	—	—

Weighted-average common shares outstanding—diluted	47,044	7,026	6,642

Net income (loss) per share:
Basic	$0.13	$(0.62)	$(0.97)
Diluted	$0.12	$(0.62)	$(0.97)

        The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2007	2006	2005
Options to purchase common stock and common stock subject to repurchase	393	3,810	5,222
Redeemable convertible preferred stock (as converted basis)	18,929	44,288	44,288

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 also provides guidance for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2008, except for the provisions related

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

to the valuation of nonfinancial assets and liabilities which will be adopted on January 1, 2009 in accordance with FSP 157-2, Partial Deferral of the Effective Date of Statement 157. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

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

        In December 2007, the FASB released SFAS 141 (revised 2007), Business Combinations. This statement will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This statement will be effective for the Company on January 1, 2009 and will change the change its accounting treatment for business combinations on a prospective basis.

        In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement will be effective for the Company on January 1, 2009. The Company has not yet determined the impact, if any, of this statement on its consolidated financial statements.

3. Short-Term Investments

        Short-term investments consist primarily of U.S. government agency and corporate bonds and certificates of deposit. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet the Company's current cash requirements.

        For the years ended December 31, 2007 and 2006, net unrealized gains on short-term investments of $3,000 and $22,000, respectively, were recorded as an adjustment to accumulated other comprehensive income.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Short-Term Investments (Continued)

        Short-term investments by security type at December 31, 2007 and 2006 were as follows (in thousands):

	At December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,610	$2	$—	$9,612

	$9,610	$2	$—	$9,612

	At December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27,480	$4	$(5)	$27,479
U.S. Government agency bonds	4,465	1	—	4,466
Certificates of deposit	4,200	—	(1)	4,199

	$36,145	$5	$(6)	$36,144

        As of December 31, 2007 and 2006, the Company's short-term investments had an average maturity of 58 days and 119 days, respectively.

4. Inventories

        Inventories principally included the cost of raw materials, subassemblies, the cost of third-party contract manufacturers and cost of sales deferred until such time as related revenue is recognized. Inventories consisted of the following (in thousands):

	At December 31,
	2007	2006
Raw materials	$4,632	$1,617
Work in process	5,551	2,950
Finished goods	19,455	10,554

	$29,638	$15,121

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment, at cost, less accumulated depreciation and amortization, at December 31, 2007 and 2006 were as follows (in thousands):

	At December 31,
	2007	2006
Equipment and software	$28,182	$15,473
Furniture and fixtures	888	758
Leasehold improvements	4,750	2,667
Buildings	895	900
Construction in progress	1,958	314

	36,673	20,112
Less: accumulated depreciation and amortization	(16,221)	(9,816)

	$20,452	$10,296

        Depreciation and amortization expense on property and equipment for the years ended December 31, 2007, 2006 and 2005 was $6.5 million, $3.2 million and $2.1 million, respectively.

6. Long-Term Debt

        In June 2004, the Company financed the acquisition of certain software with $263,000 in new long-term debt. The long-term debt had an interest rate of 3% and a maturity date of April 1, 2006. As of December 31, 2005, the debt outstanding was $33,000. On April 1, 2006, the Company repaid this debt in accordance with the repayment schedules.

7. Income Taxes

        Income (loss) before income tax expense consisted of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Domestic	$11,427	$3,924	$1,312
Foreign	1,455	131	105

	$12,882	$4,055	$1,417

        The provision for current income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Federal	$590	$—	$294
State	249	198	75
Foreign	574	215	144

	$1,413	$413	$513

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	For the Year Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes	15.4	13.7	13.8
Non-deductible share-based compensation and other permanent differences	23.5	10.5	13.2
Federal and state tax credits	(6.7)	(11.8)	(48.4)
Change in valuation allowance	(62.9)	(40.6)	24.9
Foreign rate differences	7.1	4.2	—
Other	0.6	0.2	(1.3)

	11.0%	10.2%	36.2%

        The following is a summary of the significant components of the Company's net deferred tax assets as of December 31, 2007 and 2006 (in thousands):

	At December 31,
	2007	2006
Net operating loss carryforwards	$10,625	$25,041
Deferred revenue	3,429	2,094
Federal and state tax credits	4,804	3,412
Compensation accruals	2,149	1,083
Share-based compensation	2,260	599
Other temporary differences	1,873	559

	25,140	32,788
Valuation allowance	(25,140)	(32,788)

Net deferred tax assets	$—	$—

        As of December 31, 2007, the Company had United States federal net operating loss carryforwards for income tax purposes of $27.6 million that expire beginning in 2023 and state net operating loss carryforwards of $28.0 million that expire beginning in 2008. As of December 31, 2007, the Company had United States federal tax credits of $4.4 million that expire beginning in 2020 and state tax credits of $619,000 that expire beginning in 2018. The net operating loss carryforwards above do not include $6.2 million of excess stock deductions as of December 31, 2007. The Internal Revenue Code contains provisions that may limit the net operating losses and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests.

        As a result of recognizing historical operating losses and uncertainties in future periods, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized and, accordingly, has maintained a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating significant operating income in future periods. The

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

Company will continue to assess the need for the valuation allowance based on all available evidence. Therefore, it is possible that in a future period, facts and circumstances could support the reversal of a significant portion or all of the valuation allowance. At that time, a tax benefit would be recorded in the consolidated statements of operations.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 ("FIN 48"). The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in the Company's judgment, which is greater than 50% likely to be realized. The Company did not recognize any change in its reserve for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, the Company had approximately $134,000 of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands).

Balance at January 1, 2007	$134
Additions for tax positions of prior years	85
Reductions for tax positions of prior years	—

Balance at December 31, 2007	$219

        At December 31, 2007, the entire balance related to unrecognized tax benefits that would, if recognized, favorably affect the income tax rate. The positions related to the unrecognized tax benefits above are not currently under review by the taxing authorities and therefore, it is unlikely that this balance will decrease within 12 months.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption and at December 31, 2007, the Company had an immaterial amount of accrued interest and penalties associated with its uncertain tax positions.

        The Company has accumulated significant losses from its inception in August 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company's tax years remain open to examination by the major taxing jurisdictions to which it is subject.

        At December 31, 2007, the Company had net operating loss carryforwards and research and development credit carryforwards, as described above, that expire at various times beginning in 2020. Utilization of these carryforwards may be subject to a substantial annual limitation due to the ownership change limitations that may have previously occurred or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Any such ownership changes may limit the amount of the carryforwards that can be utilized annually to lower tax expense in future periods.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Redeemable Convertible Preferred Stock

        As of December 31, 2007, there were no shares of redeemable convertible preferred stock issued. The following table summarizes the redeemable convertible preferred stock authorized and issued as of December 31, 2006 (in thousands, except share data):

	Date of Issuance	Shares Authorized	Shares Issued	Net Proceeds	Aggregate Liquidation Preference
Series A	Aug 2000	11,277,777	11,277,777	$10,100	$15,307
Series B	Jul 2001	11,768,968	11,768,968	22,000	31,591
Series C	Nov 2002 - Jan 2003	19,658,120	19,658,120	22,900	30,491
Series D	Feb 2004	15,746,120	15,746,120	25,000	32,750
Series E	May - Sep 2005	6,136,876	6,136,876	18,000	20,131

        On May 12, 2005, the Company amended its certificate of incorporation to increase the authorized shares of common and redeemable convertible preferred stock to 120,000,000 and 63,565,049, respectively. The Company also designated 5,114,064 shares as Series E preferred stock and authorized the sale and issuance, pursuant to the terms and conditions of the Series E Preferred Stock Purchase Agreement dated May 12, 2005, of 5,114,064 shares of its Series E redeemable convertible preferred stock, $.01 par value per share (the "Series E preferred stock") for a purchase price of $2.933088 per share (the "Series E Purchase Price"). In connection with the Series E Stock Purchase Agreement, the Company received $15,000,000 upon issuance of 5,114,064 shares of the Series E preferred stock at the Series E Purchase Price.

        On September 15, 2005, the Company amended its certificate of incorporation to increase the authorized shares of redeemable convertible preferred stock to 64,587,861 and also designated an additional 1,022,812 shares as Series E preferred stock and authorized the sale and issuance, pursuant to the terms and conditions of Amendment No.1 to the Series E Preferred Stock Purchase Agreement dated September 16, 2005, of 1,022,812 shares of its Series E redeemable convertible preferred stock, $.01 par value per share, at the Series E Purchase Price. In connection with this amendment, the Company received $2,999,998 upon the issuance of 1,022,812 shares of the Series E redeemable preferred stock at the Series E Purchase Price.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Redeemable Convertible Preferred Stock (Continued)

        The changes in redeemable convertible preferred stock for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2004	$13,683	$28,071	$26,811	$28,478	$—	$97,043
Issuance of additional shares, net of issuance costs	—	—	—	—	17,890	17,890
Accretion of redeemable convertible preferred stock	812	1,760	1,840	2,136	801	7,349

Balance at December 31, 2005	14,495	29,831	28,651	30,614	18,691	122,282
Accretion of redeemable convertible preferred stock	812	1,760	1,840	2,136	1,440	7,988

Balance at December 31, 2006	15,307	31,591	30,491	32,750	20,131	130,270
Accretion of redeemable convertible preferred stock	350	759	794	921	621	3,445
Conversion of preferred stock	(15,657)	(32,350)	(31,285)	(33,671)	(20,752)	(133,715)

Balance at December 31, 2007	$—	$—	$—	$—	$—	$—

        In connection with the Company's initial public offering, all outstanding shares of the Company's redeemable convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of the Company's common stock.

        The holders of the Series A, Series B, Series C, Series D and Series E preferred stock (collectively, the "preferred stock") had the following rights and preferences:

Dividends

        The holders of the Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock were entitled to receive dividends, when and if declared by the Board of Directors. Dividends were cumulative and payable before any dividends on common stock and accrued for redemption purposes whether or not earned or declared by the Board of Directors at a rate of 8% of the purchase price per share per annum.

Conversion

        The preferred stock was convertible at the option of the holder, at any time, into common stock by multiplying the number of shares of the preferred stock by the original purchase price per share and then dividing by the conversion price, which is the original purchase price, unless adjusted. Due to the issuance of Series C preferred stock at a price lower than the price at which the Series B preferred stock was issued, the Series B preferred stock conversion price was $2.4241308 per share. As of December 31, 2006, each share of Series A, Series C, Series D and Series E preferred stock was convertible into approximately 0.67 shares of common stock, and in the case of Series B preferred stock, into approximately 0.77 shares of common stock.

        The Series A, Series B, Series C, Series D and Series E preferred stock was automatically convertible into shares of common stock upon the closing of an initial public offering of the Company's

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Redeemable Convertible Preferred Stock (Continued)

common stock at an offering price of not less than $8.81 per share and yielding aggregate gross proceeds to the Company of at least $10.0 million or written notice from the holders of at least 75% of the then outstanding shares of Series A preferred stock and at least a majority of the then outstanding shares of Series B, Series C, Series D and Series E preferred stock, respectively.

Voting

        The holders of the preferred stock were entitled to the number of votes equal to the number of shares of common stock into which they were convertible. The preferred stockholders voted together with the common stockholders as a single class on all actions to be taken by the stockholders of the Company.

        The holders of the Series A preferred stock, voting as a separate class, were entitled to elect two directors to the Board, so long as at least 2,500,000 shares of Series A preferred stock were outstanding. The holders of Series B preferred stock, exclusively and as a separate class, were entitled to elect one director to the Board, so long as at least 1,150,000 shares of Series B preferred stock are outstanding.

Liquidation

        In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of the preferred stock were entitled to be paid an amount equal to the original purchase price per share plus an amount equal to all dividends declared for Series A preferred stock and accrued for Series B, Series C, Series D and Series E preferred stock but unpaid thereon. If the assets of the Company were insufficient to satisfy the full liquidation preference of the preferred stockholders, the assets were to be distributed ratably among the preferred shareholders in proportion to their aggregate liquidation preference amounts. The Series A preferred stockholders did not have any preferential rights if the aggregate value of the consideration to be distributed was more than $75 million. The Series B and Series C preferred stockholders did not have any preferential rights if the aggregate value of the consideration to be distributed was more than $195 million. The Series E preferred stockholders did not have any preferential rights if the aggregate value of the consideration to be distributed was more than $275 million.

        In addition, immediately after the holders of the preferred stock would have been paid their liquidation preference in full, the remaining net assets of the Company available for distribution would have been distributed ratably among all stockholders, including the holders of preferred stock on an as-converted basis.

Mandatory Redemption

        If requested prior to the redemption dates specified below by holders of a majority of the then outstanding preferred stock, the Company would have been required to redeem such Series A, Series B, Series C, Series D and Series E preferred stock at $0.90, $1.64, $1.17, $1.69 and $2.93 per

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Redeemable Convertible Preferred Stock (Continued)

share, respectively, as adjusted in the event of future dilution, plus all declared but unpaid dividends and an amount equal to 8% per annum from the date of issuance, as follows:

Mandatory Redemption Date	Percentage of Shares of Preferred Stock to Be Redeemed
September 1, 2007	33.33%
September 1, 2008	50.00%
September 1, 2009	All shares then held

        As the redemption feature was due to events beyond the control of the Company, the preferred stock was classified outside of the equity section of the balance sheet in accordance with ASR 268 Presentation in Financial Statements of Redeemable Preferred Stocks.

9. Stockholders' Equity (Deficit)

        In June 2007, the Company completed an initial public offering of its common stock in which it sold and issued 10,580,226 shares of its common stock, including 1,580,226 shares pursuant to the underwriters' full exercise of their option to purchase additional shares at a price of $12.00 per share. The offering raised a total of $127.0 million in gross proceeds and $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million.

        In November 2007, the Company completed a public offering of its common stock in which it sold and issued 3,880,000 shares of its common stock at a price of $24.00 per share. The offering raised a total of $93.1 million in gross proceeds and $88.1 million in net proceeds after deducting underwriting discounts and commissions of $4.4 million and other offering expenses of approximately $500,000.

Reverse Stock Split

        On April 26, 2007, the board of directors of the Company approved, and on April 30, 2007, the stockholders of the Company approved, a 2-for-3 reverse stock split of the Company's common stock, which was effective on May 1, 2007. All share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

10. Stock Incentive Plans

        The Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") for founders, employees, officers, directors and consultants. The 2000 Plan, which is administered by the Board of Directors, permits the Company to sell or award restricted common stock or to grant incentive and nonqualified stock options for the purchase of common stock, up to a maximum of 18,483,470 shares. Stock option vesting typically occurs over four years and is at the discretion of the Board of Directors. Options granted typically have a maximum term of ten years. After the effective date of the 2007 Stock Incentive Plan (the "2007 Plan"), no further awards may be granted under the 2000 Plan but any outstanding awards under the 2000 Plan will remain in effect. Any shares of common stock reserved for issuance under the 2000 Plan that remain available for issuance and any shares of common stock subject to awards under the 2000 Plan that expire, terminate, or are otherwise surrendered, cancelled,

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans (Continued)

forfeited or repurchased by the Company will be added to the number of shares available under the 2007 Plan up to a specified number of shares.

        The Company adopted the 2007 Plan for employees, officers, directors and consultants on April 26, 2007 and the 2007 Plan became effective on June 5, 2007. The 2007 Plan, which is administered by the Compensation Committee of the Board of Directors, permits the Company to sell or award restricted common stock or to grant incentive or nonqualified stock options for the purchase of common stock, up to a maximum of 3,578,981 shares, which includes 70,601 shares forfeited that related to grants or awards under the 2000 Plan. Stock option vesting typically occurs over four years and is at the discretion of the Board of Directors. Options granted typically have a maximum term of ten years. The 2007 Plan also allows for an annual increase in the number of shares available for issuance on the first day of each calendar year beginning in 2009 and ending on the second day of 2017. The annual increase shall be equal to the lesser of 3,000,000 shares, 5% of the aggregate number of shares of common stock outstanding on the first day of the calendar year or an amount determined by the Company's Board of Directors. As of December 31, 2007, 2,815,858 shares were available for future issuance under the 2007 Plan.

Restricted Common Stock

        Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event the employee ceases to be an employee of the Company. The price paid for restricted common stock is considered a deposit or a prepayment that the Company has recognized as a liability to the extent the shares are subject to repurchase. Furthermore, the shares purchased by founders and employees are not considered issued for accounting purposes until they are no longer subject to repurchase. The restriction generally lapses 25% upon the first anniversary of grant and 6.25% quarterly thereafter. As the restriction lapses, the liability associated with the restricted shares is reclassified to stockholders' equity. The following table summarizes restricted common stock activity for the year ended December 31, 2007 (in thousands, except per share amounts):

	Shares Subject to Repurchase	Refundable Exercise Price ($)	Weighted-Average Grant Date Fair Value($)
Non-vested at December 31, 2006	171	$707	$4.14
Sale	464	347	7.22
Vested	(78)	(271)	0.18

Non-vested at December 31, 2007	557	$783	$5.99

Nonemployee Awards

        At various times during 2000 to 2007, the Company issued equity instruments to nonemployees, including restricted common stock and nonqualified stock options. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company measures and records the value of the shares over the period of time services are provided. The Company recorded compensation expense related to stock options issued to nonemployees of $2.0 million, $320,000 and $254,000 for 2007, 2006 and 2005, respectively.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans (Continued)

Stock Options

        The following table summarizes stock option activity for the year ended December 31, 2007, including nonqualified options issued to nonemployees (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,897	$1.42
Granted	3,156	10.40
Exercised	(1,970)	0.77
Cancelled	(477)	4.98

Outstanding at December 31, 2007	8,606	$4.66	$118,895

Exercisable at December 31, 2007	3,074	$1.51	$51,581

Vested and expected to vest at December 31, 2007	8,442	$4.64	$116,841

        The aggregate intrinsic value was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the balance sheet date. The aggregate intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $16.4 million, $1.1 million and $169,000, respectively.

        The weighted-average fair value per share for options granted during the years ended December 31, 2007, 2006 and 2005 was $6.52, $2.09 and $1.62, respectively. The ranges of exercise prices of options outstanding and exercisable at December 31, 2007 were as follows (in thousands, except contractual life data):

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Options Exercisable	Weighted-Average Remaining Contractual Life (in Years)
$ 0.05 - 1.50	1,211	5.7	1,003
1.65	3,772	8.1	1,619
1.82 - 5.87	1,618	8.6	442
8.25 - 12.00	1,321	9.3	—
16.55 - 21.23	506	9.3	—
22.87	95	9.8	—
30.24	83	9.8	10

	8,606	8.2	3,074	7.2

Vested and expected to vest	8,442	8.2

Reserved Common Stock

        In connection with the initial public offering, the Company increased the number of authorized shares of common stock to 250,000,000. The shares reserved for future issuance at December 31, 2007 consisted of 11.4 million shares reserved for issuance under the 2007 stock incentive plan.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

  Commitments

        The Company leases facilities under operating leases and/or subleases that expire on various dates through 2013. These commitments cover facilities in several locations in the United States and individual facilities in India, China, Brazil, Canada and Japan. The Company recorded total rent expense for the years ended December 31, 2007, 2006 and 2005 of $2.4 million, $1.8 million and $1.4 million, respectively.

        At December 31, 2007, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31
2008	$2,448
2009	1,947
2010	1,642
2011	688
2012	318
Thereafter	13

Total lease payments	$7,056

        The Company has issued standby letters of credit for $409,000 to its landlords. These letters of credit are collateralized by deposits in money market funds and certificates of deposit and are included in restricted cash in the accompanying consolidated balance sheets. Certain of the Company's facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

        The Company has committed to purchase certain parts used in the manufacture of its products totaling $1.1 million through December 31, 2008. These parts will be received on a scheduled quarterly basis unless the requirements for these parts exceed the scheduled amounts, in which case, receipt may be accelerated.

  Contingencies

        The Company has identified the guarantees described below as requiring disclosure in accordance with FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Company evaluates estimated losses for guarantees under SFAS 5, Accounting for Contingencies. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with the Company's provision of its services and products. Generally, these obligations are limited to claims relating to infringement of a U.S. patent, or any copyright or other intellectual property or the Company's negligence, willful misconduct or violation of the law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and would limit the Company's exposure.

        The Company leases space in certain buildings, including a corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under those leases that require it to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises covered by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company's negligence or willful misconduct. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. There are no claims pending as of December 31, 2007 related to these indemnification agreements.

        The Company licenses technology to certain third parties under license agreements that provide for the Company to indemnify the third parties against claims of patent and copyright infringement. This indemnity does not apply in the case where the licensed technology has been modified by the third party or combined with other technology, hardware, or data that that the Company has not approved. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has not accrued any amounts as of December 31, 2007.

        The Company licenses technology from third parties under agreements that contain standard indemnification provisions that require the Company to indemnify the third party against losses, liabilities and claims arising from the Company's unauthorized use or modification of the licensed technology. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. There are no claims pending as of December 31, 2007 with respect to these indemnification agreements.

  Litigation

        The Company is presently defending two patent infringement lawsuits brought against it by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against the Company in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by the Company of UTStarcom's U.S. Patent No. 6,829,473, entitled "Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks," which the Company refers to as the '473 patent. In May 2005, the Company answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that the Company did not infringe the '473 patent and that the '473 patent was invalid and unenforceable. In July 2005, the Company filed an amended answer and counterclaims to the '473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the '473 patent. In January 2007, by agreement of the parties, the District Court stayed the case

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

pending the outcome of UTStarcom's reissue application relating to the '473 patent. In June 2007, the Company filed a request for inter partes re-examination of all claims of the '473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted the Company's request for inter partes reexamination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action has not yet issued. The Company believes that it has meritorious defenses against any resulting reissued patent, and the Company is prepared to vigorously defend the '473 patent case through trial.

        In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of the Company's patents and three of its patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company's 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom's trade secrets in one of its patents and three of its patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In August 2007, the Company and the current and former employee defendants filed their answers to the complaint. The Company also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of the Company's patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants' breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, the Company filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to this motion on January 22, 2008, and the Company filed its reply on January 29, 2008. The Court is expected to rule on this motion in April 2008. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by the Company, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. The Company believes it has meritorious defenses to each of UTStarcom's claims in this lawsuit and it is prepared to vigorously defend the lawsuit.

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

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Business Segments

        SFAS 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of segments be presented in financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision making group, in determining how to allocate resources and assess performance. The Company's chief operating decision maker, as defined under SFAS 131, is the chief executive officer. The Company views its operations and manages its business as one operating segment.

        Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands).

Revenue

	For the Year Ended December 31,
	2007	2006	2005
United States and Canada	$110,137	$81,687	$28,691
Japan	19,395	4,227	18,718
Korea	13,171	662	11,731
Rest of world	3,094	7,774	520

Total	$145,797	$94,350	$59,660

Long-lived Assets

	At December 31,
	2007	2006
United States	$15,614	$7,853
India	4,676	2,231
Rest of world	162	212

Total	$20,452	$10,296

13. Related Party Transactions

        An affiliate of one of the Company's distribution partners is an investor in the Company with ownership interests aggregating approximately 1% as of December 31, 2007. The affiliate of a second distribution partner was previously an investor in the Company but has no ownership interests as of December 31, 2007. The shares were issued in 2002 and 2004 at fair value. For the years ended December 31, 2007, 2006 and 2005, these two distribution partners accounted for 22%, 5% and 49% of the Company's revenues, respectively. At December 31, 2007 and 2006, the Company had outstanding accounts receivable from these distribution partners of $6.3 million and $709,000, respectively, and for the years ended December 31, 2007 and 2006 had recorded reimbursements to research and development expense from funded development projects performed for these distribution partners of $1.9 million and $2.0 million, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item relating to our directors and nominees is contained in our 2008 proxy statement under the caption "Proposal 1—Election of Directors" and is incorporated herein by reference. Information required by this item relating to our executive officers is contained in our 2008 proxy statement and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2008 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

        We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and have posted it in the Investors—Corporate Governance section of our website which is located at www.starentnetworks.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.starentnetworks.com.

        Information required by this item relating to the audit committee of our Board of Directors is contained in our 2008 proxy statement under the caption "Corporate Governance—Board of Directors Meetings and Committees—Audit Committee" and is incorporated herein by reference.

Item 11.    Executive Compensation

        Information required by this item is contained in our 2008 proxy statement under the captions "Corporate Governance—Directors' Compensation" and "Information About Executive Compensation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2008 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2008 proxy statement under the caption "Information About Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item relating to transactions with related persons is contained in our 2008 proxy statement under the caption "Corporate Governance—Certain Relationships and Related Transactions" and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2008 proxy statement under the caption "Corporate Governance—Determination of Independence" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item is contained in our 2008 proxy statement under the caption "Corporate Governance—Independent Registered Public Accounting Firm Fees and Other Matters" and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

        The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
4.1(2)	Specimen Certificate evidencing shares of common stock
10.1(2)	2000 Stock Incentive Plan
10.2(2)	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan
10.3(2)	Forms of Restricted Stock Agreements under the 2000 Stock incentive Plan
10.4(2)	2007 Stock Incentive Plan
10.5(2)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan
10.6(2)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan
10.7(3)	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Initial Grant)
10.8(3)	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Annual Grant)
10.9(2)	Fourth Amended and Restated Investor Rights Agreement, dated May 19, 2005, among the Registrant and the parties listed therein
10.10(2)	Lease Agreement, dated as of October 24, 2000, as amended, between the Registrant and North Tewksbury Commons, L.L.C.
10.11(2)	Sublease Agreement, dated as of March 29, 2002, as amended, between the Registrant and Network Appliance, Inc.
10.12(2)	Form of Director and Executive Officer Indemnification Agreement
10.13(2)	Letter Agreement, dated as of January 17, 2007, between the Registrant and Paul J. Milbury
10.14(2)	Restricted Stock Agreement, dated as of February 8, 2007, between the Registrant and Paul J. Milbury
10.15(2)	Incentive Stock Option Agreement, dated as of February 8, 2007, between the Registrant and Paul J. Milbury
10.16+(2)	General Purchase Agreement, dated as of December 2, 2003, as amended, between the Registrant and CELLCO PARTNERSHIP (doing business as Verizon Wireless)
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (Reg. 333-146717).

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (Reg. 333-141092).

(3)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.

+
Confidential treatment obtained as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARENT NETWORKS, CORP. (Registrant)
Date: February 29, 2008	By:	/s/ ASHRAF M. DAHOD Ashraf M. Dahod President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ ASHRAF M. DAHOD Ashraf M. Dahod	President and Chief Executive Officer; Director (Principal Executive Officer)	February 29, 2008
/s/ PAUL J. MILBURY Paul J. Milbury	Vice President, Operations and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ GEORGE W. HALE George W. Hale	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 29, 2008
/s/ EDWARD T. ANDERSON Edward T. Anderson	Director	February 29, 2008
/s/ TIMOTHY A. BARROWS Timothy A. Barrows	Director	February 29, 2008
/s/ SEAN M. DALTON Sean M. Dalton	Director	February 29, 2008
/s/ MATTHEW J. DESCH Matthew J. Desch	Director	February 29, 2008
/s/ JAMES A. DOLCE, JR. James A. Dolce, Jr.	Director	February 29, 2008
/s/ KENNETH A. GOLDMAN Kenneth A. Goldman	Director	February 29, 2008