Form 10-Q
period 2008-03-31
Starent Networks, Corp.
filed 2008-05-08
CIK 1391672

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         As of May 2, 2008, there were 69,644,227 shares of the registrant's $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$282,956	$223,987
Short-term investments	2,510	9,612
Accounts receivable	82,263	56,363
Inventories	33,428	29,638
Prepaid expenses and other current assets	5,923	6,656

Total current assets	407,080	326,256
Property and equipment, net	24,741	20,452
Other assets	2,059	1,955
Restricted cash	760	716

Total assets	$434,640	$349,379

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,326	$7,448
Accrued expenses	5,901	6,163
Accrued payroll and related expenses	12,381	15,568
Income taxes payable	940	1,075
Current portion of deferred revenue	128,635	52,733

Total current liabilities	155,183	82,987
Deferred revenue, net of current portion	9,573	10,670
Refundable exercise price of restricted common stock	713	783
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,102,231 and 68,252,858 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	69	68
Additional paid-in capital	353,491	348,917
Accumulated other comprehensive income	5	2
Accumulated deficit	(84,394)	(94,048)

Total stockholders' equity	269,171	254,939

Total liabilities and stockholders' equity	$434,640	$349,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product	$48,887	$24,452
Service	7,340	3,190

Total revenues	56,227	27,642

Cost of revenues:
Product	9,048	4,438
Service	3,910	1,387

Total cost of revenues	12,958	5,825

Gross profit	43,269	21,817

Operating expenses:
Research and development	12,343	10,066
Sales and marketing	18,851	7,069
General and administrative	5,156	2,844

Total operating expenses	36,350	19,979

Income from operations	6,919	1,838
Interest income	2,285	708
Foreign currency exchange gain	900	2

Income before income tax expense	10,104	2,548
Income tax expense	(450)	(243)

Net income	9,654	2,305
Accretion of redeemable convertible preferred stock	—	(1,997)
Income allocated to preferred stockholders	—	(262)

Net income applicable to common stockholders	$9,654	$46

Net income per share applicable to common stockholders (Note 3):
Basic	$0.14	$0.01

Diluted	$0.13	$0.00

Weighted-average shares used in computing net income per common share (Note 3):
Basic	68,769	7,719

Diluted	74,274	13,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,654	$2,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,353	1,142
Share-based compensation	3,370	1,473
Foreign currency gains	(934)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(25,337)	(2,386)
Inventories	(3,784)	(2,103)
Prepaid expenses and other current assets	753	(192)
Other assets	(98)	(1)
Accounts payable	(154)	2,302
Accrued expenses	(3,505)	(1,054)
Income taxes payable	(141)	133
Deferred revenue	74,805	(10,190)

Net cash provided by (used in) operating activities	56,982	(8,584)

Cash flows from investing activities:
Purchases of property and equipment	(6,641)	(2,295)
Purchases of short-term investments	(2)	(8,289)
Proceeds from maturities of short-term investments	7,108	19,380
Change in restricted cash	(45)	(46)

Net cash provided by investing activities	420	8,750

Cash flows from financing activities:
Additional expenses from public offerings	(87)	—
Proceeds from exercises of stock options	1,223	642
Proceeds from issuance of restricted common stock	—	347

Net cash provided by financing activities	1,136	989

Effect of exchange rate changes on cash and cash equivalents	431	28

Net increase in cash and cash equivalents	58,969	1,183
Cash and cash equivalents, beginning of period	223,987	24,010

Cash and cash equivalents, end of period	$282,956	$25,193

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

Basis of Presentation

        The accompanying interim condensed consolidated financial statements presented herein have been prepared by Starent, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair statement of the Company's financial position at March 31, 2008, results of operations for the three month periods ended March 31, 2008 and March 31, 2007 and cash flows for the three month periods ended March 31, 2008 and March 31, 2007 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        The Company had two customers for the three months ended March 31, 2008 that each accounted for more than 10% of revenues and in the aggregate accounted for 91% of revenues. The Company had three customers for the three months ended March 31, 2007 that each accounted for more than 10% of revenues and in the aggregate accounted for 90% of revenues.

        At March 31, 2008, the Company had three customers that accounted for 84% of accounts receivable. At December 31, 2007, the Company had two customers that accounted for 74% of accounts receivable.

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

2.     Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, 123 (Revised), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees and SFAS 123 and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair value. The Company adopted SFAS 123R effective January 1, 2006 utilizing the prospective transition method, which requires the Company to apply the provisions of SFAS 123R only to new awards granted, and to awards modified, repurchased or cancelled on or after January 1, 2006.

        The fair value of options granted for the three months ended March 31, 2008 and 2007 was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	3.01%	4.61%
Expected dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Expected volatility	56%	68%

        The expected life was calculated based on the simplified method as permitted by the SEC's Staff Accounting Bulletin 110, Share-Based Payment. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

        The results for the periods set forth below included share-based compensation expense in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Share-based compensation included in:
Cost of revenues	$313	$68

Total share-based compensation in cost of revenues	313	68
Research and development	1,304	481
Sales and marketing	927	349
General and administrative	826	575

Total share-based compensation in operating expenses	3,057	1,405

Total share-based compensation	$3,370	$1,473

3.     Net Income per Share

        Basic and diluted net income per share applicable to common stockholders is presented in conformity with SFAS 128, Earnings per Share and the related interpretation in Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Basic net income per share applicable to common stockholders is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income applicable to common stockholders includes accretion of redeemable convertible preferred stock and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the convertible preferred stock. Diluted net income per share assumes the conversion of the convertible preferred stock using the "if converted" method, if dilutive, and includes the dilutive effect of stock options and restricted stock under the treasury stock method. The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net income	$9,654	$2,305
Accretion of redeemable convertible preferred stock	—	(1,997)
Income allocated to preferred stockholders	—	(262)

Net income applicable to common stockholders	$9,654	$46

Weighted-average common shares outstanding—basic	68,769	7,719
Dilutive effect of stock options and restricted stock	5,505	5,592

Weighted-average common shares outstanding—dilutive	74,274	13,311

Net income per share:
Basic	$0.14	$0.01
Diluted	$0.13	$0.00

        The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock and common stock subject to repurchase	1,345	621
Convertible preferred stock (as converted basis)	—	44,288

4.     Fair Value Measurements

        On January 1, 2008, the Company adopted the provisions of SFAS 157 for its financial assets and liabilities. As permitted by FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities included the Company's short-term investments and money market funds included in cash and cash equivalents.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At March 31, 2008, the Company had no Level 2 assets or liabilities.
Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2008, the Company had no Level 3 assets or liabilities.

        At March 31, 2008, the Company's financial assets and liabilities that were measured at fair value on a recurring basis included short-term investments of $2.5 million and money market funds of $212.2 million, both of which were level 1 financial assets. The Company did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

5.     Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories principally included the cost of raw materials, subassemblies, the cost of third-party contract manufacturers and cost of sales related to deferred revenue which is included in finished goods. Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$3,222	$4,632
Work in process	7,243	5,551
Finished goods	22,963	19,455

	$33,428	$29,638

6.     Income Taxes

        The Company's income tax provisions for the three-month periods ended March 31, 2008 and 2007 consisted primarily of taxes owed in relation to the income generated by its foreign subsidiaries. The tax provisions of those periods also included insignificant amounts in relation to the Company's income generated in the U.S., due to its utilization of available net operating loss (NOL) carryforwards that were recorded on its balance sheet with a full valuation allowance before their utilization.

        As of March 31, 2008, a full valuation allowance was recorded against the Company's net deferred tax assets in the U.S. As of December 31, 2007, the Company had U.S. federal NOL carryforwards of $27.6 million, state NOL carryforwards of $28.0 million, U.S. federal tax credits of $4.4 million and state research and development credits of $619,000.

        The Company concluded that as of March 31, 2008 it was more likely than not that its net deferred tax assets in the U.S. would not be realized. While the Company has realized operating profits over the past three years and in the first quarter of 2008, those profits of the prior years have been marginal in relation to the size of the Company's total deferred tax assets, which could increase in size based upon future stock option exercises by its employees. Management judgment is required to determine when the realization of the Company's deferred tax assets in the future is considered more likely than not. If and when the Company concludes that realization is more likely than not, it will record a reduction to its valuation allowance that will result in increases to net income and additional paid-in capital in the period such determination is made.

7.     Litigation

        The Company is presently defending two patent infringement lawsuits brought against it by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against the Company in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by the Company of UTStarcom's U.S. Patent No. 6,829,473, entitled "Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks," which the Company refers to as the '473 patent. In May 2005, the Company answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that the Company did not infringe the '473 patent and that the '473 patent was invalid and unenforceable. In July 2005, the Company filed an amended answer and counterclaims to the '473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the '473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom's reissue application relating to the '473 patent. In June 2007, the Company filed a request for inter partes re-examination of all claims of the '473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted the Company's request for inter partes re-examination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action has not yet been issued. The Company believes that it has meritorious defenses against any resulting reissued patent, and the Company is prepared to vigorously defend the '473 patent case through trial.

        In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of the Company's patents and three of its patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company's 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom's trade secrets in one of its patents and three of its patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In August 2007, the Company and the current and former employee defendants filed their answers to the complaint. The Company also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of the Company's patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants' breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, the Company filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to this motion on January 22, 2008, and the Company filed its reply on January 29, 2008. The Court is expected to rule on this motion in May 2008. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by the Company, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. The Company believes it has meritorious defenses to each of UTStarcom's claims in this lawsuit and it is prepared to vigorously defend the lawsuit.

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

  Revenues

	Three Months Ended March 31,
	2008	2007
United States and Canada	$53,935	$20,205
Japan	1,139	696
Korea	963	5,734
Rest of world	190	1,007

Total	$56,227	$27,642

  Long-lived Assets

	March 31, 2008	December 31, 2007
United States	$18,800	$15,614
India	5,805	4,676
Rest of world	136	162

Total	$24,741	$20,452

9.     Comprehensive Income

        Comprehensive income consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$9,654	$2,305
Unrealized gain (loss) on short-term investments	3	(4)

Comprehensive income	$9,657	$2,301

10.   Recent Accounting Pronouncements

        The Company adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company has not elected the fair value option for any items on its balance sheet.

        In December 2007, the FASB released SFAS 141 (revised 2007), Business Combinations. This statement will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This statement will be effective for the Company on January 1, 2009 and will change its accounting treatment for business combinations on a prospective basis.

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

  •
  our cash needs.

        The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Part II Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the SEC in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        In June 2007, we completed an initial public offering of our common stock in which we sold and issued 10,580,226 shares of our common stock at a price of $12.00 per share. We raised a total of $127.0 million in gross proceeds from the initial public offering, or $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million. In connection with the initial public offering, all outstanding shares of our convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of our common stock.

        In November 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. We received total net proceeds from the November 2007 public offering of approximately $88.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

        We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of March 31, 2008, we had 635 employees worldwide. Our revenues for the year ended December 31, 2007 were $145.8 million, and for the three months ended March 31, 2008 were $56.2 million. Our net income for the year ended December 31, 2007 was $11.5 million, and for the three months ended March 31, 2008 was $9.7 million.

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

  •
  Sales and marketing expense consists primarily of personnel costs, travel and marketing programs such as trade shows. Commissions are a significant component of our sales personnel costs and are recorded as expense when earned, which is not necessarily directly proportionate to the amount of revenues recorded.

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

        We believe that of our significant accounting policies, which are described in note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we will continue to apply APB Opinion 25 in future periods to equity awards outstanding prior to the date of our adoption of SFAS 123R. In accordance with SFAS 123R, we will recognize the compensation cost of share-based awards on a graded-vesting basis over the vesting period of the award. Effective with the adoption of SFAS 123R, we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted or modified.

        For the three months ended March 31, 2008, we recorded expense of $3.4 million in connection with share-based awards. As of March 31, 2008, we had $24.5 million of unrecognized expense related to non-vested options that is expected to be recognized over a weighted average period of 1.6 years.

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

        For the three-month periods ended March 31, 2008 and 2007, our effective tax rates were 4.5% and 9.5%, respectively. Those effective tax rates were lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards, which we refer to as NOLs, to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs), partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

        As of March 31, 2008, a full valuation allowance was recorded against our net deferred tax assets in the U.S. As of December 31, 2007, we had U.S. federal NOL carryforwards of $27.6 million, state NOL carryforwards of $28.0 million, U.S. federal tax credits of $4.4 million, and state research and development credits of $619,000. Management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. While we have realized operating profits over the past three years and in the first quarter of 2008, those profits of the prior years have been marginal in relation to the size of our total deferred tax assets, which could increase in size based upon future stock option exercises by our employees. Accordingly, we have not yet concluded that realization of our U.S. deferred tax assets in the future is more likely than not. For the remainder of 2008, we will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would reduce some or all of the valuation allowance. It is reasonably possible that this determination could occur later in 2008 or early 2009. Any reduction in our valuation allowance in the future would result in an income tax benefit and higher stockholders' equity in the period such determination is made and could have a negative impact on our reported net income in future fiscal years as we would expect to begin recording a higher provision for income taxes. Any reduction in our valuation allowance would not impact our cash flows.

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

Results of Operations

  Revenues

        The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		% of Revenues		% of Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$48,887	87%	$24,452	88%	$24,435	100%
Service	7,340	13	3,190	12	4,150	130

Total revenues	$56,227	100%	$27,642	100%	$28,585	103%

Revenues by Customer Type:
Direct	$53,717	96%	$17,983	65%	$35,734	199%
Indirect	2,510	4	9,659	35	(7,149)	(74)

Total revenues	$56,227	100%	$27,642	100%	$28,585	103%

Revenues by Geography:
United States and Canada	$53,935	96%	$20,205	73%	$33,730	167%
Japan	1,139	2	696	3	443	64
Korea	963	2	5,734	21	(4,771)	(83)
Rest of world	190	—	1,007	3	(817)	(81)

Total revenues	$56,227	100%	$27,642	100%	$28,585	103%

        Revenues increased $28.6 million, or 103%, in the quarter ended March 31, 2008 compared to the same quarter in 2007, primarily due to increased product revenues. Product revenues increased primarily due to higher sales volume and product shipments in the United States and Canada for which we received customer acceptances and recognized revenue in the first quarter of 2008 versus the same period of 2007 and to a lesser extent due to the higher sales price of our ST40 platform as compared to our ST16 platform. Korea revenues in the first quarter of 2007 included the recognition of approximately $5.5 million of revenue previously deferred due to a commitment to deliver a specific software functionality, which occurred in the first quarter of 2007.

        The $4.2 million increase in service revenues in the first quarter of 2008 compared to the same period in 2007 was due to an increased amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees, as compared to the same period in 2007.

        Indirect revenue decreased in the current quarter due primarily to the conversion of indirect customers formerly serviced by Nortel Networks to direct sales relationships.

  Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		% of Related Revenues		% of Related Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$9,048	19%	$4,438	18%	$4,610	104%
Services	3,910	53	1,387	43	2,523	182

Total cost of revenues	$12,958	23%	$5,825	21%	$7,133	122%

Gross Profit:
Product	$39,839	81%	$20,014	82%	$19,825	99%
Services	3,430	47	1,803	57	1,627	90

Total gross profit	$43,269	77%	$21,817	79%	$21,452	98%

        Product gross margin decreased one percentage point to 81% in the first quarter of 2008 as compared to the same period in 2007. Both periods included higher levels of software only transactions resulting in gross margins higher than our historical amounts. We anticipate that our gross margins will decrease somewhat in subsequent quarters of 2008 based on the anticipated mix of products sold.

        During the first quarter of 2008, the $2.5 million increase in cost of services was primarily due to higher personnel and overhead costs associated with additional customer support and training personnel that were added since the first quarter of 2007. We anticipate cost of services will increase in future periods as we continue to expand our customer support organization geographically during the remainder of 2008.

  Operating Expenses

	Three Months Ended March 31,
	2008		2007
					Period-to-Period Change
		% of Revenues		% of Revenues
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Research and development	$12,343	22%	$10,066	36%	$2,277	23%
Sales and marketing	18,851	34	7,069	26	11,782	167
General and administrative	5,156	9	2,844	10	2,312	81

Total operating expenses	$36,350	65%	$19,979	72%	$16,371	82%

        Personnel Costs.    Personnel costs are our largest expense representing 66% of our total operating expenses for the three months ended March 31, 2008. These costs consist of cash and stock components. The cash component of compensation included in each expense category is set forth below.

	Three Months Ended March 31,
	2008	2007	Change
	(dollars in thousands)
Research and development	$6,531	$4,578	$1,953
Sales and marketing	12,539	4,065	8,474
General and administrative	1,866	961	905

Total cash-based compensation in operating expenses	$20,936	$9,604	$11,332

        The increase in personnel costs above were due primarily to higher sales commissions and a higher number of employees in the three month period ended March 31, 2008 compared to the same period of 2007. We added 177 employees since March 31, 2007, 119 in research and development, 14 in sales and marketing, 27 in support, 13 in general and administrative and the remainder in operations, resulting in total employees of 635 at March 31, 2008. The increase in commissions was due to our high sales volume in the latter half of 2007 for which commissions were earned during the first quarter of 2008 and those commissions being at a higher rate due to the level of achievement above sales quotas in 2007. We anticipate sales commissions as a percentage of revenues to decrease in subsequent periods of 2008.

        In addition to cash compensation, we grant equity instruments to our employees resulting in the recognition of share-based compensation in accordance with SFAS 123R, which is a significant portion of our personnel costs. The share-based compensation included in each expense category is set forth below.

	Three Months Ended March 31,
	2008	2007	Change
	(dollars in thousands)
Research and development	$1,304	$481	$823
Sales and marketing	927	349	578
General and administrative	826	575	251

Total share-based compensation in operating expenses	$3,057	$1,405	$1,652

        These charges amounted to 5% of revenues for the three months ended March 31, 2008. The increase in the 2008 period as compared to the same period of 2007 was due primarily to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees.

        Research and development.    Research and development expenses increased $2.3 million, or 23%, in the first quarter of 2008 compared to the same quarter in 2007. The increase was due to increases in cash and stock-based compensation of $2.0 million and $823,000, respectively, and higher depreciation expense of $1.1 million, partially offset by lower prototype and related equipment expenses of $2.4 million. In the first quarter of 2007, we incurred prototype expenses associated with our ST40 platform that was introduced in the second quarter of 2007.

        We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense to increase during the remainder of 2008 as we continue to add product development and quality assurance personnel and to increase our test lab facilities.

        Sales and marketing.    Sales and marketing expenses increased $11.8 million, or 167%, in the first quarter of 2008 as compared to the same period in 2007 and increased as a percentage of revenues. This increase was due primarily to higher cash compensation of $8.5 million and share-based compensation of $578,000, discussed above, consulting expense of $1.1 million and travel expenses of $432,000. Consulting expenses increased due to arrangements we have with third party consultants whose fees are earned as we receive initial orders from specific customers and the increase in travel expense was due primarily to our employee additions.

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

        General and administrative.    General and administrative expenses increased $2.3 million, or 81%, in the first quarter of 2008 as compared to the same period in 2007 due primarily to higher cash compensation of $905,000 and share-based compensation of $251,000, discussed above, and professional fees of $884,000. The increase in professional fees was due primarily to costs associated with our defense in the UTStarcom litigation.

        We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth and incur additional costs related to operating as a publicly- traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations and higher insurance premiums. In addition, we expect to continue to incur costs associated with patent litigation discussed in Part II—Item 1 "Legal Proceedings".

        Interest income.    Interest income consisted of income generated from the investment of our cash balances and short-term investments. Interest income increased $1.6 million for the three month period ended March 31, 2008 due to higher average cash and investment balances in the first quarter of 2008 partially offset by lower rates of return as compared to the same period in 2007. The increase in our cash and short-term investment balances was due primarily to the receipt of approximately $204.1 million of net proceeds from public offerings of our common stock in 2007.

        Income tax expense.    For the three months ended March 31, 2008, we recorded income tax expense of $450,000, compared to $243,000 in the same period of 2007. The increase in the 2008 period was due primarily to our higher level of income. We anticipate that we will be subject to state and foreign income taxes and federal alternative minimum tax for 2008. We have significant net operating loss carryforwards and other deferred tax assets, but have applied a full valuation allowance to them due to the uncertainty surrounding the timing and extent of realization of these tax attributes. We continually assess the level of valuation allowance required and should more positive than negative evidence regarding the realizability of these tax attributes exist at a future point in time, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of reduction.

        Foreign Currency Exchange Gain.    For the three months ended March 31, 2008, we recorded foreign currency gains of $900,000, compared to $2,000 in the same period of 2007. The increase in the 2008 period was due to an increase in the amount of our assets, primarily accounts receivable, denominated in foreign currencies, primarily Euros, which are translated at the end of the reporting period and to the weakening of the US dollar that occurred in the first quarter of 2008.

        Net income.    Net income increased approximately $7.3 million for the three months ended March 31, 2008 compared to the same period of 2007 due to the items discussed above.

Liquidity and Capital Resources

Resources

        We funded our operations from 2000 through 2004 primarily with net proceeds of issuances of convertible preferred stock of approximately $100.0 million. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth.

        Cash, cash equivalents and short-term investments.    Our cash, cash equivalents and short-term investments at March 31, 2008 of $285.5 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $760,000 at March 31, 2008 and $716,000 at December 31, 2007, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

        Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$56,982	$(8,584)
Net cash provided by investing activities	$420	$8,750
Net cash provided by financing activities	$1,136	$989

        Operating activities.    Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

        For the three months ended March 31, 2008, net cash provided by operating activities was $57.0 million as compared to cash used in operating activities of $8.6 million for the same period in 2007. Cash received from customers increased $89.8 million in the first three months of 2008 to $105.1 million from $15.3 million in the same period of 2007. This increase was due primarily to the timing of billing and collections of the higher level of customer orders that were received in the latter half of 2007. This increase was partially offset by higher cash paid for payroll and related expenses of $19.7 million, which totaled $31.3 million in the first quarter of 2008 compared to the same period in 2007, and higher cash paid for inventories of $12.0 million in the 2008 period. The increase in payroll and related expenses was due primarily to our increased headcount and sales commissions, as discussed above. The increase in cash paid for inventories was due primarily to our purchases to meet our higher level of customer orders.

        Investing activities.    Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances. The $420,000 of cash provided by investing activities during the first three months of 2008 consisted primarily of maturities of short-term investments partially offset by $6.6 million of capital expenditures. The $8.8 million of cash provided by investing activities in the three months ended March 31, 2007 was due primarily to proceeds from maturities of short-term investments of $19.4 million partially offset by capital expenditures of $2.3 million and $8.3 million of net purchases of short-term investments.

        Financing activities.    Cash from financing activities for the first quarter of 2008 consisted primarily of $1.2 million of cash received from the exercise of stock options.

        At March 31, 2008 and December 31, 2007, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

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

Requirements

        Capital expenditures.    We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $6.6 million in the three months ended March 31, 2008. We expect capital expenditures to be approximately $20-25 million for the full year of 2008, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

        Contractual obligations and requirements.    As of March 31, 2008, our commitments under operating leases and purchase obligations were as set forth below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of transactions.

	Total	Remainder of 2008	1-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$6,515	$1,871	$4,313	$331	$—
Purchase obligations	14,627	13,900	727	—	—

Total	$21,142	$15,771	$5,040	$331	$—

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

Foreign Currency Exchange Risk

        Our international customer transactions are predominantly denominated in either U.S. dollars or Euro. Accordingly, we have exposure to changes between the U.S. Dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other income (expense) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of March 31, 2008 and December 31, 2007, our foreign exchange gain or loss would have fluctuated by approximately $1.6 million and $169,000, respectively.

Interest Rate Risk

        At March 31, 2008 and December 31, 2007, we had unrestricted cash and cash equivalents and short-term investments totaling $285.5 million and $233.6 million, respectively. These amounts were invested primarily in money market funds and high quality corporate and government securities. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4T.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are presently defending two patent infringement lawsuits brought against us by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against us in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by us of UTStarcom's U.S. Patent No. 6,829,473, entitled "Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks," which we refer to as the '473 patent. In May 2005, we answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that we did not infringe the '473 patent and that the '473 patent was invalid and unenforceable. In July 2005, we filed an amended answer and counterclaims to the '473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the '473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom's reissue application relating to the '473 patent. In June 2007, we filed a request for inter partes re-examination of all claims of the '473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted our request for inter partes re-examination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action has not yet been issued. We believe that we have meritorious defenses against any resulting reissued patent, and we are prepared to vigorously defend the '473 patent case through trial.

        In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom's trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants' breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to our motion on January 22, 2008, and we filed our reply on January 29, 2008. The Court is expected to rule on this motion in May 2008. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We believe we have meritorious defenses to each of UTStarcom's claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

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

  •
  competitive pricing.

        We expect competition in the mobile network infrastructure industry to intensify significantly in the future. Other companies may introduce new products in the markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition.

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

        As a result of our net losses in years prior to 2005 we had an accumulated deficit of $84.4 million as of March 31, 2008. We will need to generate significant revenues and control our operating expenses and other expenditures to maintain profitability. If we are unable to remain profitable, the market price of our common stock could decline.

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

        Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of March 31, 2008, approximately 61% of our employees were located outside of the United States, including 339 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

        We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $145.8 million in 2007 and the number of our employees increased from 200 at the beginning of 2005 to 635 as of March 31, 2008. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

        In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom's business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom's trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom's proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom's trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors' previous work at the business unit acquired by UTStarcom. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants' breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We will vigorously defend ourselves in this litigation and we have filed counterclaims. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom's favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to pay royalties on past or future sales of our ST16 or ST40 products, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and seven patent applications owned by us. This could adversely affect our business, financial condition and results of operations.

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

        (b) Use of Proceeds from Public Offerings of Common Stock

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

STARENT NETWORKS, CORP. (Registrant)
Date: May 8, 2008	By:	/s/ ASHRAF M. DAHOD Ashraf M. Dahod President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2008	By:	/s/ PAUL J. MILBURY Paul J. Milbury Vice President, Operations and Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2008	By:	/s/ GEORGE W. HALE George W. Hale Vice President, Finance and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
EXHIBIT INDEX