Form 10-Q
period 2008-06-30
Starent Networks, Corp.
filed 2008-08-08
CIK 1391672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of August 4, 2008, there were 69,973,251 shares of the registrant’s $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$321,147	$223,987
Short-term investments	—	9,612
Accounts receivable	39,304	56,363
Inventories	41,519	29,638
Prepaid expenses and other current assets	6,291	6,656
Total current assets	408,261	326,256

Property and equipment, net	26,620	20,452
Other assets	2,035	1,955
Restricted cash	832	716

Total assets	$437,748	$349,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,800	$7,448
Accrued expenses	7,286	6,163
Accrued payroll and related expenses	11,936	15,568
Income taxes payable	1,545	1,075
Current portion of deferred revenue	109,874	52,733
Total current liabilities	140,441	82,987

Deferred revenue, net of current portion	8,056	10,670
Refundable purchase price of restricted common stock	645	783

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,557,678 and 68,252,858 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	70	68
Additional paid-in capital	359,155	348,917
Accumulated other comprehensive income	—	2
Accumulated deficit	(70,619)	(94,048)
Total stockholders’ equity	288,606	254,939
Total liabilities and stockholders’ equity	$437,748	$349,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product	$52,160	$25,121	$101,047	$49,573
Service	9,008	5,733	16,349	8,923
Total revenues	61,168	30,854	117,396	58,496
Cost of revenues:
Product	9,497	6,316	18,546	10,754
Service	3,806	1,942	7,716	3,329
Total cost of revenues	13,303	8,258	26,262	14,083
Gross profit	47,865	22,596	91,134	44,413

Operating expenses:
Research and development	12,500	7,585	24,843	17,651
Sales and marketing	16,173	8,867	35,024	15,936
General and administrative	5,931	3,398	11,087	6,242
Total operating expenses	34,604	19,850	70,954	39,829

Income from operations	13,261	2,746	20,180	4,584
Interest income	2,009	890	4,293	1,598
Foreign currency exchange gain (loss)	(148)	(91)	751	(89)
Income before income tax expense	15,122	3,545	25,224	6,093
Income tax expense	(1,346)	(164)	(1,795)	(407)
Net income	13,776	3,381	23,429	5,686
Accretion of redeemable convertible preferred stock	—	(1,448)	—	(3,445)
Income allocated to preferred stockholders	—	(1,108)	—	(1,583)
Net income applicable to common stockholders	$13,776	$825	$23,429	$658

Net income per share applicable to common stockholders (Note 3):
Basic	$0.20	$0.03	$0.34	$0.04
Diluted	$0.19	$0.03	$0.32	$0.03
Weighted-average shares used in computing net income per common share (Note 3):
Basic	69,379	23,919	69,105	15,864
Diluted	74,407	30,197	74,372	21,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,429	$5,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	5,018	2,238
Share-based compensation	7,888	4,754
Foreign currency gains	(737)	(26)
Changes in operating assets and liabilities:
Accounts receivable	17,146	(3,066)
Inventories	(11,875)	(3,385)
Prepaid expenses and other current assets	293	(878)
Other assets	(71)	(240)
Accounts payable	2,373	3,780
Accrued expenses	(2,368)	897
Income taxes payable	493	327
Deferred revenue	54,527	(22,727)

Net cash provided by (used in) operating activities	96,116	(12,640)

Cash flows from investing activities:
Purchases of property and equipment	(11,215)	(8,474)
Purchases of short-term investments	—	(11,208)
Proceeds from maturities of short-term investments	9,610	26,580
Change in restricted cash	(130)	452

Net cash provided by (used in) investing activities	(1,735)	7,350

Cash flows from financing activities:
Proceeds from public offerings, net of expenses	(87)	116,037
Proceeds from exercises of stock options	2,301	1,208
Proceeds from issuance of restricted common stock	—	347

Net cash provided by financing activities	2,214	117,592

Effect of exchange rate changes on cash and cash equivalents	565	88

Net increase in cash and cash equivalents	97,160	112,390

Cash and cash equivalents, beginning of period	223,987	24,010

Cash and cash equivalents, end of period	$321,147	$136,400

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair statement of the Company’s financial position at June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company had two customers for the three and six months ended June 30, 2008, respectively, that each accounted for more than 10% of revenues and in the aggregate accounted for 85% and 83% of revenues for each of the respective periods. The Company had three customers for the three months ended June 30, 2007 that accounted for more than 10% of revenues and in the aggregate accounted for 89% of revenues. The Company had four customers for the six months ended June 30, 2007 that accounted for more than 10% of revenues and in the aggregate accounted for 90% of revenues.

At June 30, 2008, the Company had two customers that accounted for 60% of accounts receivable. At December 31, 2007, the Company had two customers that accounted for 74% of accounts receivable.

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

The fair value of options granted for the three and six months ended June 30, 2008 and 2007 was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	3.26%	4.76%	3.01 - 3.26%	4.61 - 4.76%
Expected dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	54%	64%	54 - 56%	64 - 68%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share-based compensation included in:
Cost of revenues	$381	$130	694	$198
Total share-based compensation in cost of revenues	381	130	694	198

Research and development	1,803	1,660	3,107	2,141
Sales and marketing	1,366	644	2,293	993
General and administrative	968	847	1,794	1,422
Total share-based compensation in operating expenses	4,137	3,151	7,194	4,556
Total share-based compensation	$4,518	$3,281	$7,888	$4,754

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$13,776	$3,381	$23,429	$5,686
Accretion of redeemable convertible preferred stock	—	(1,448)	—	(3,445)
Income allocated to preferred stockholders	—	(1,108)	—	(1,583)
Net income applicable to common stockholders	$13,776	$825	$23,429	$658

Weighted-average common shares outstanding – basic	69,379	23,919	69,105	15,864
Dilutive effect of stock options and restricted stock	5,028	6,278	5,267	5,905
Weighted-average common shares outstanding – dilutive	74,407	30,197	74,372	21,769

Net income per share:
Basic	$0.20	$0.03	$0.34	$0.04
Diluted	$0.19	$0.03	$0.32	$0.03

The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock and common stock subject to repurchase	2,913	66	2,151	66
Convertible preferred stock (as converted basis)	—	32,121	—	38,171

4.     Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS 157 ( “SFAS 157”), Fair Value Measurements, for its financial assets and liabilities. As permitted by FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities. SFAS 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. At June 30, 2008, the Company’s Level 1 assets and liabilities included the Company’s money market funds included in cash and cash equivalents.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At June 30, 2008, the Company had no Level 2 assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2008, the Company had no Level 3 assets or liabilities.

At June 30, 2008, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $291.3 million, which were level 1 financial assets. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories principally included the cost of raw materials, subassemblies, the cost of third-party contract manufacturers and cost of sales related to deferred revenue (which is included in finished goods). Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$3,341	$4,632
Work in process	7,759	5,551
Finished goods	30,419	19,455
	$41,519	$29,638

6.     Income Taxes

The Company’s income tax provisions for the three and six months ended June 30, 2008 and 2007 are primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions.  The federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., partially reduced by the utilization of available net operating loss (NOL) carryforwards and tax credits that were recorded on its balance sheet with a full valuation allowance prior to their utilization.

As of June 30, 2008, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. As of December 31, 2007, the Company had U.S. federal NOL carryforwards of $27.6 million, state NOL carryforwards of $28.0 million, U.S. federal tax credits of $4.4 million and state research and development credits of $0.6 million.

The Company concluded that as of June 30, 2008 it was more likely than not that its net deferred tax assets in the U.S. would not be realized. While the Company has realized operating profits over the past three years and in the first six months of 2008, those profits of the prior years have been marginal in relation to the size of the Company’s total deferred tax assets, which could increase in size based upon future stock option exercises by its employees. Management judgment is required to determine when the realization of the Company’s deferred tax assets in the future is considered more likely than not. If and when the Company concludes that realization is more likely than not, it will record a reduction to its valuation allowance that will result in increases to net income and additional paid-in capital in the period such determination is made. It is reasonably possible that this determination could occur later in 2008 or early 2009.

7.     Litigation

The Company is presently defending two patent infringement lawsuits brought against it by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against the Company in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by the Company of UTStarcom’s U.S. Patent No. 6,829,473, entitled “Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks,” which the Company refers to as the ‘473 patent. In May 2005, the Company answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that the Company did not infringe the ‘473 patent and that the ‘473 patent was invalid and unenforceable. In July 2005, the Company filed an amended answer and counterclaims to the ‘473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the ‘473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom’s reissue application relating to the ‘473 patent. In June 2007, the Company filed a request for inter partes  re-examination of all claims of the ‘473 patent with the

United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted the Company’s request for inter partes re-examination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action has not yet been issued. The Company believes that it has meritorious defenses against any resulting reissued patent, and the Company is prepared to vigorously defend the ‘473 patent case through trial.

In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of the Company’s patents and three of its patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company’s 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom’s trade secrets in one of its patents and three of its patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, the Company and the current and former employee defendants filed their answers to the complaint. The Company also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of the Company’s patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, the Company filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to this motion on January 22, 2008, and the Company filed its reply on January 29, 2008. On May 20, 2008 the Court granted the Company’s motion, in-part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint. On June 9, 2008, the Company moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s Order to provide a more definite statement of those claims. On July 23, 2008, the Court granted the Company’s motion and dismissed those claims. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.”  Following dismissal of the claims, UTStarcom’s patent infringement and declaration of ownership claims remain.  Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by the Company, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. The Company believes it has meritorious defenses to each of UTStarcom’s claims in this lawsuit and it is prepared to vigorously defend the lawsuit.

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

United States and Canada	$55,707	$16,317	$109,642	$36,936
Japan	3,999	12,828	5,139	13,524
Korea	1,111	539	2,074	6,273
Rest of world	351	1,170	541	1,763
Total	$61,168	$30,854	$117,396	$58,496

Long-lived Assets

	June 30, 2008	December 31, 2007
United States	$19,050	$15,614
India	7,216	4,676
Rest of world	354	162
Total	$26,620	$20,452

9.     Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$13,776	$3,381	$23,429	$5,686
Change in unrealized loss on short-term investments	(5)	(3)	(2)	(8)
Comprehensive income	$13,771	$3,378	$23,427	$5,678

10.  Recent Accounting Pronouncements

The Company adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company has not elected the fair value option for any items on its balance sheet.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. This FSP will be effective for the Company on January 1, 2009. The Company has not yet determined the impact, if any, of this FSP on its consolidated financial statements.

In May 2008, the FASB released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not yet determined the impact, if any, of this statement on its consolidated financial statements.

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

• the spending of our proceeds from public offerings of our common stock; and

• our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the SEC in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of June 30, 2008, we had 676 employees worldwide. Our revenues for the year ended December 31, 2007 were $145.8 million, and $61.2 million and $117.4 million for the three and six months ended June 30, 2008, respectively. Our net income for the year ended December 31, 2007 was $11.5 million, and $13.8 million and $23.4 million for the three and six months ended June 30, 2008, respectively.

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

In 2004, we entered into OEM agreements with Nortel Networks relating to the CDMA and GSM/UMTS markets. Sales to Nortel Networks, all of which were made under the CDMA agreement, accounted for more than 40% of our revenues in 2006. In December 2006, we terminated both OEM agreements. Under the terms of the CDMA agreement, Nortel Networks has a right to continue to purchase our CDMA products for delivery through December 2008. Although the termination of the CDMA agreement could disrupt our relationships with CDMA mobile operators formerly serviced by Nortel Networks, we have established and will continue to seek to establish additional direct sales relationships with some of the CDMA operators formerly serviced by Nortel Networks. In addition, in May 2008, we established a new reseller relationship with Nortel Networks. As a result, we do not believe that the termination of the Nortel Networks OEM agreements will significantly impact our revenues.

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

• The timing of revenue recognition in relation to the shipment of products.  Our products contain software which is not incidental to our products. Therefore, we recognize revenue pursuant to the requirements of SOP 97-2.  Those requirements often cause us to defer recognition of revenue for a significant period of time after shipment, as a consequence of certain features of our customer arrangements (such as customer acceptance provisions) as well as the requirement that we establish company-specific evidence of the fair values of our products and services.

The variability of our revenues directly impacts our operating performance in any particular period since a significant portion of our operating costs, such as personnel costs, depreciation expense and sales commissions, are either fixed in the short-term or may not vary proportionately with recorded revenues.

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

Operating Expenses

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and consulting, travel and depreciation expenses. The expenses are classified into the following categories for reporting purposes: research and development, sales and marketing and general and administrative. The following is a brief description of the key types of expenses in each of these categories:

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

Since January 1, 2006, we account for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123R (the requirements of which are consistent with those previously utilized under SFAS 123) and EITF Issue 96-18,

Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services .

Several key assumptions are made in determining the grant date fair value of our stock options, including: the grant date market value of our common stock, the rate of volatility, the risk-free interest rate and the rate of expected forfeitures. As there was no public market for our common stock prior to our initial public offering, the determination of the fair market value of our common stock was determined by our board of directors. Due to the limited trading history of our common stock, we have determined the volatility for options granted after January 1, 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment, resulting in an expected life for the three and six months ended June 30, 2008 and 2007 of 6.25 years. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied an estimated forfeiture rate of 3%, based on a review of our historical forfeitures, to determine the expense recorded in our consolidated statements of operations. Significant changes in these assumptions, especially the expected life of options, forfeiture rate and volatility could have a significant impact on our results of operations.

For the three and six months ended June 30, 2008, we recorded expense of $4.5 million and $7.9 million in connection with share-based awards. As of June 30, 2008, we had $24.3 million of unrecognized expense related to non-vested options that is expected to be recognized over a weighted average period of 1.6 years.

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

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provisions for income taxes. We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.  We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

For the three and six months ended June 30, 2008, our effective tax rates were 8.9% and 7.1%, respectively. For the three and six months ended June 30, 2007, our effective tax rates were 4.6% and 6.7%, respectively. Those effective tax rates were lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards, or NOLs, to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs), partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

As of June 30, 2008, a full valuation allowance was recorded against our net deferred tax assets in the U.S. As of December 31, 2007, we had U.S. federal NOL carryforwards of $27.6 million, state NOL carryforwards of $28.0 million, U.S. federal tax credits of $4.4 million, and state research and development credits of $0.6 million. Management judgment is required to determine when the realization of our deferred tax assets in the future is considered more likely than not. While we have realized operating profits over the past three years and in the first six months of 2008, those profits of the prior years have been marginal in relation to the size of our total deferred tax assets, which could increase in size based upon future stock option exercises by our employees. Accordingly, we have not yet concluded that realization of our U.S. deferred tax assets in the future is more likely than not. For the remainder of 2008, we will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would reduce some or all of the valuation allowance. It is reasonably possible that this determination could occur later in 2008 or early 2009. Any reduction in our valuation allowance in the future would result in an income tax benefit and higher stockholders’ equity in the period such determination is made and could have a negative impact on our reported net income in future fiscal years as we would expect to begin recording a higher provision for income taxes. Any reduction in our valuation allowance would not impact our cash flows.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, we had approximately $0.1 million of unrecognized tax benefits, the benefit of which, if recognized, would favorably affect the income tax rate in future periods. At June 30, 2008, we had a liability of approximately $0.3 million related to unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Upon our adoption of FIN 48 and at June 30, 2008, we had an immaterial amount of accrued interest and penalties associated with our uncertain tax positions.

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

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended June 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$52,160	85%	$25,121	81%	$27,039	108%
Service	9,008	15	5,733	19	3,275	57
Total revenues	$61,168	100%	$30,854	100%	$30,314	98%

Revenues by Customer Type:
Direct	$55,604	91%	$11,111	36%	$44,493	400%
Indirect	5,564	9	19,743	64	(14,179)	(72)
Total revenues	$61,168	100%	$30,854	100%	$30,314	98%

Revenues by Geography:
United States and Canada	$55,707	91%	$16,317	53%	$39,390	241%
Japan	3,999	7	12,828	42	(8,829)	(69)
Korea	1,111	2	539	2	572	106
Rest of world	351	—	1,170	3	(819)	(70)
Total revenues	$61,168	100%	$30,854	100%	$30,314	98%

Revenues increased $30.3 million, or 98%, in the quarter ended June 30, 2008 compared to the same quarter in 2007, primarily due to increased product revenues of $27.0 million. Product revenues increased primarily due to product shipments in the United States and Canada for which we received customer acceptances and recognized revenue in the second quarter of 2008 versus the same period of 2007 and to a lesser extent due to the higher sales price of our ST40 platform as compared to our ST16 platform. Japan revenues decreased $8.8 million, or 69%, in the quarter ended June 30, 2008 compared to the same quarter in 2007, primarily due to lower acceptances received in the current quarter due to the timing of product and software delivery.

The $3.3 million increase in service revenues in the second quarter of 2008 compared to the same period in 2007 was due to an increased amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees, as compared to the same period in 2007.

Indirect revenue decreased in the second quarter of 2008 compared to the second quarter of 2007 due primarily to the conversion of indirect customers formerly serviced by Nortel Networks to direct sales relationships.

	Six Months Ended June 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$101,047	86%	$49,573	85%	$51,474	104%
Service	16,349	14	8,923	15	7,426	83
Total revenues	$117,396	100%	$58,496	100%	$58,900	101%

Revenues by Type:
Direct	$109,322	93%	$29,094	50%	$80,228	276%
Indirect	8,074	7	29,402	50	(21,328)	(73)
Total revenues	$117,396	100%	$58,496	100%	$58,900	101%

Revenues by Geography:
United States and Canada	$109,642	93%	$36,936	63%	$72,706	197%
Japan	5,139	4	13,524	23	(8,385)	(62)
Korea	2,074	2	6,273	11	(4,199)	(67)
Rest of world	541	—	1,763	3	(1,222)	(69)
Total revenues	$117,396	100%	$58,496	100%	$58,900	101%

Revenues increased $58.9 million, or 101%, in the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to increased product sales to existing customers. Product revenues, which include hardware and software sales, increased $51.5 million in the first half of 2008 as compared to the same period in 2007 due primarily to increased sales to major mobile operators in the United States and Canada. The increase in revenues was partially offset by the decrease in revenues in Korea, related primarily to the recognition of approximately $5.5 million due to the delivery of specific software functionality during the first quarter of 2007 and decreased revenues in Japan, as discussed above.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2008		2007
		% of		% of	Period-to-Period
		Related		Related	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$9,497	18%	$6,316	25%	$3,181	50%
Services	3,806	42	1,942	34	1,864	96
Total cost of revenues	$13,303	22%	$8,258	27%	$5,045	61%
Gross Profit:
Product	$42,663	82%	$18,805	75%	$23,858	127%
Services	5,202	58	3,791	66	1,411	37
Total gross profit	$47,865	78%	$22,596	73%	$25,269	112%

Product gross margin increased 7 percentage points to 82% in the second quarter of 2008 as compared to the same period in 2007. Both periods included higher levels of software-only transactions, resulting in gross margins higher than our historical amounts. We anticipate that our gross margins will decrease somewhat in subsequent quarters of 2008 based on the anticipated mix of products sold.

During the second quarter of 2008, the $1.9 million increase in cost of services was primarily due to higher personnel and overhead costs associated with additional customer support and training personnel that were added since the second quarter of 2007. We anticipate cost of services will increase in future periods as we continue to expand our customer support organization geographically during the remainder of 2008.

	Six Months Ended June 30,
	2008		2007
		% of		% of	Period-to-Period
		Related		Related	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$18,546	18%	$10,754	22%	$7,792	72%
Services	7,716	47	3,329	37	4,387	132
Total cost of revenues	$26,262	22%	$14,083	24%	$12,179	86%
Gross Profit:
Product	$82,501	82%	$38,819	78%	$43,682	113%
Services	8,633	53	5,594	63	3,039	54
Total gross profit	$91,134	78%	$44,413	76%	$46,721	105%

Product gross margin increased 4 percentage points as a percentage of revenue in the first six months of 2008 as compared to the same period in 2007 due primarily to a higher proportion of software revenue and to a lesser extent the higher average sales price of our ST40.

The $4.4 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during 2008 and in the second half of 2007. We anticipate cost of services will increase in future periods as we continue to increase the number of customer support personnel we employ and continue to expand our customer support testing facilities.

Gross profit on services increased 54% during the first six months of 2008 as a result of the increase in our installed base though the increase was at a lower rate than the growth in service revenue due to the increased costs of services described above.

We believe our overall gross margin for the remainder of 2008 will decrease somewhat from the 78% achieved in the first half of 2008, as we expect to incur implementation costs related to installations of our solutions at new customers during the second half of 2008.

Operating Expenses

	Three Months Ended June 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$12,500	20%	$7,585	25%	$4,915	65%
Sales and marketing	16,173	26	8,867	29	7,306	82
General and administrative	5,931	10	3,398	11	2,533	75
Total operating expenses	$34,604	57%	$19,850	64%	$14,754	74%

	Six Months Ended June 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$24,843	21%	$17,651	30%	$7,192	41%
Sales and marketing	35,024	30	15,936	27	19,088	120
General and administrative	11,087	9	6,242	11	4,845	78
Total operating expenses	$70,954	60%	$39,829	68%	$31,125	78%

Personnel Costs.    Personnel costs are our largest expense, representing 62% and 64% of our total operating expenses for the three and six months ended June 30, 2008. These costs consist of cash and stock components. The cash component of compensation included in each expense category is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Research and development	$6,053	$4,890	$1,163	$12,584	$9,468	$3,116
Sales and marketing	9,507	5,471	4,036	22,045	9,535	12,510
General and administrative	1,799	1,305	494	3,664	2,266	1,398
Total cash-based compensation in operating expenses	$17,359	$11,666	$5,693	$38,293	$21,269	$17,024

The increase in personnel costs above were due primarily to a higher number of employees and higher sales commissions in the three and six months ended June 30, 2008 compared to the same periods of 2007. We added 175 employees since June 30, 2007, 106 in research and development, 15 in sales and marketing, 30 in support, 18 in general and administrative and the remainder in operations, resulting in total employees of 676 at June 30, 2008. The increase in commissions was due to our high sales volume in the latter half of 2007 for which commissions were earned during the first half of 2008 and those commissions being at a higher rate in 2008 than in 2007. We anticipate sales commissions as a percentage of revenues to decrease in subsequent periods of 2008.

In addition to cash compensation, we grant equity instruments to our employees, resulting in the recognition of share-based compensation in accordance with SFAS 123R, which is a significant portion of our personnel costs. The share-based compensation included in each expense category is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Research and development	$1,803	$1,660	$143	$3,107	$2,141	$966
Sales and marketing	1,366	644	722	2,293	993	1,300
General and administrative	968	847	121	1,794	1,422	372
Total share-based compensation in operating expenses	$4,137	$3,151	$986	$7,194	$4,556	$2,638

These charges amounted to 7% and 6% of revenues for the three and six months ended June 30, 2008, respectively. The increase in the share-based compensation expense in the 2008 period as compared to the same period of 2007 was due primarily to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees.

Research and development.    Research and development expenses increased $4.9 million, or 65%, in the second quarter of 2008 compared to the same quarter in 2007. The increase was due to increases in cash and share-based compensation of $1.2 million and $0.1 million, respectively, higher depreciation expense of $1.4 million, higher consulting expense of $0.6 million and a $1.2 million decrease related to reimbursements for non-recurring engineering projects which are recorded as a reduction of operating expense, partially offset by lower prototype and related equipment expenses of $0.1 million. Research and development expenses increased $7.2 million, or 41%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase was due to increases in cash and share-based compensation of $3.1 million and $1.0 million, respectively, higher depreciation expense of $2.5 million, higher consulting expense of $1.0 million and a $1.2 million decrease related to reimbursements for non-recurring engineering projects referred to above, partially offset by lower prototype and related equipment expenses of $2.6 million.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense will increase during the remainder of 2008 as we continue to add product development and quality assurance personnel and to increase our test lab facilities.

Sales and marketing.    Sales and marketing expenses increased $7.3 million, or 82%, in the second quarter of 2008 as compared to the same period in 2007 and decreased as a percentage of revenues. This increase was due primarily to higher cash compensation of $4.0 million and share-based compensation of $0.7 million, discussed above, consulting expense of $1.0 million and travel expenses of $0.3 million. Sales and marketing expenses increased $19.1 million, or 120%, for the six months ended June 30, 2008 as compared to the same period in 2007 and increased as a percentage of revenues. This increase was due primarily to higher cash compensation of $12.5 million and share-based compensation of $1.3 million, discussed above, consulting expense of $2.1 million and travel expenses of $0.7 million. Consulting expenses increased due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers, and the increase in travel expense was due primarily to our employee additions.

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

General and administrative.    General and administrative expenses increased $2.5 million, or 75%, in the second quarter of 2008 as compared to the same period in 2007 due primarily to higher cash compensation of $0.5 million and share-based compensation of $0.1 million, discussed above, and professional fees of $1.7 million. General and administrative expenses increased $4.8 million, or 78%, for the six months ended June 30, 2008 as compared to the same period in 2007 due primarily to higher cash compensation of $1.4 million and share-based compensation of $0.4 million, discussed above, and professional fees of $2.6 million. The increase in professional fees was due primarily to costs associated with our defense in the UTStarcom litigation.

We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth and incur additional costs related to operating as a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations and higher insurance premiums. In addition, we expect to continue to incur costs associated with patent litigation discussed in Part II—Item 1 “Legal Proceedings”.

Interest income.    Interest income consisted of income generated from the investment of our cash balances and short-term investments. Interest income increased $1.1 million and $2.7 million for the three and six months ended June 30, 2008, respectively, due to higher average cash and investment balances in the first half of 2008 partially offset by lower rates of return as compared to the same periods in 2007. The increase in our cash and short-term investment balances was due primarily to the receipt of approximately $204.1 million of net proceeds from public offerings of our common stock in 2007 and cash generated from operations.

Income tax expense.    For the three and six months ended June 30, 2008, we recorded income tax expense of $1.3 million and $1.8 million, respectively, compared to $0.2 million and $0.4 million in the same periods of 2007. The increase in the 2008 period was due primarily to our higher level of income. We anticipate that we will be subject to state and foreign income taxes and federal alternative minimum tax for 2008. We have significant net operating loss carryforwards and other deferred tax assets, but have applied a full valuation allowance to them due to the uncertainty surrounding the timing and extent of realization of these tax attributes. We continually assess the level of valuation allowance required and should more positive than negative evidence regarding the realizability of these tax attributes exist at a future point in time, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash reduction in income tax expense during the period of reduction. It is reasonably possible that this determination could occur later in 2008 or early 2009.

Foreign Currency Exchange Gain (Losses).    For the three months ended June 30, 2008, we recorded foreign currency losses of $148,000, compared to a foreign currency loss of $91,000 in the same period of 2007.  For the six months ended June 30, 2008, we recorded foreign currency gains of $751,000, compared to a foreign currency loss of $89,000 in the same period of 2007. The difference in the 2008 period was due to an increase in the amount of our assets, primarily cash and accounts receivable, denominated in foreign currencies, primarily Euros, which are translated at the end of the reporting period and to the weakening of the US dollar that occurred in the three and six months ended June 30, 2008.

Net income.    Net income increased approximately $10.4 million and $17.7 million for the three and six months ended June 30,

2008, respectively, compared to the same period of 2007 due to the items discussed above.

Liquidity and Capital Resources

Resources

We funded our operations from 2000 through 2004 primarily with net proceeds of issuances of convertible preferred stock of approximately $100.0 million. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth.

In June and November 2007, we completed public offerings of our common stock which raised approximately $204.1 million in net proceeds.

Cash, cash equivalents and short-term investments.    Our cash and cash equivalents at June 30, 2008 of $321.1 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.8 million at June 30, 2008 and $0.7 million at December 31, 2007, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$96,116	$(12,640)
Net cash provided by (used in) investing activities	$(1,735)	$7,350
Net cash provided by financing activities	$2,214	$117,592

Operating activities.    Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

For the six months ended June 30, 2008, net cash provided by operating activities was $96.1 million as compared to cash used in operating activities of $12.6 million for the same period in 2007. Cash received from customers increased $154.8 million in the first six months of 2008 to $189.2 million from $34.4 million in the same period of 2007. This increase was due primarily to the timing of billing and collections of the higher level of customer orders that were received in the latter half of 2007 and in early 2008. This increase was partially offset by an increase in cash paid for payroll and related expenses of $25.9 million, which totaled $47.4 million in the first six months of 2008 compared to $21.5 million for the same period in 2007, and higher cash paid for inventories of $23.5 million, which totaled $37.3 million in the first six months of 2008 compared to $13.8 million for the same period in 2007. The increase in payroll and related expenses was due primarily to our increased headcount and sales commissions, as discussed above. The increase in cash paid for inventories was due primarily to our purchases to meet our higher level of customer orders.

Investing activities.    Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances. The $1.7 million of cash used in investing activities during the first six months of 2008 consisted primarily of capital expenditures of $11.2 million partially offset by maturities of short-term investments of $9.6 million. The $7.4 million of cash provided by investing activities in the six months ended June 30, 2007 was due primarily to proceeds from maturities of short-term investments of $26.6 million partially offset by capital expenditures of $8.5 million and $11.2 million of net purchases of short-term investments.

Financing activities.    Cash from financing activities for the six months ended June 30, 2008 consisted primarily of $2.3 million of cash received from the exercise of stock options. The $117.6 million of cash from financing activities for the six months ended June 30, 2007 was due primarily to the net proceeds from our initial public offering of $116.0 million.

At June 30, 2008 and December 31, 2007, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

We believe our existing cash and cash equivalents, and cash flows from operating activities will be sufficient to finance our planned growth, enhance our products and fund anticipated capital expenditures for the foreseeable future.

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

Requirements

Capital expenditures.    We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $11.2 million in the six months ended June 30, 2008. We expect capital expenditures to be approximately $20-25 million for the full year of 2008, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

Contractual obligations and requirements.    As of June 30, 2008, our commitments under operating leases and purchase obligations were as set forth below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of transactions.

	Total	Remainder of 2008	1-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$6,141	$1,356	$4,454	$331	$—
Purchase obligations	15,438	14,401	1,037	—	—
Total	$21,579	$15,757	$5,491	$331	$—

The table above does not reflect unrecognized tax benefits of $0.3 million, the timing of which is uncertain.

Off-Balance-Sheet Arrangements

We do not engage in any off balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

We have adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected the fair value option for any items on its balance sheet.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. This FSP will be effective for us on January 1, 2009. We have not yet determined the impact, if any, of this FSP on our consolidated financial statements.

In May 2008, the FASB released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet determined the impact, if any, of this statement on our consolidated financial statements.

In December 2007, the FASB released SFAS 141 (revised 2007), Business Combinations. This statement will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This statement will be effective for us on January 1, 2009 and will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement will be effective for us on January 1, 2009. We have not yet determined the impact, if any, of this statement on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our international customer transactions are predominantly denominated in either U.S. dollars or Euro. Accordingly, we have exposure to changes between the U.S. Dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other income (expense) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of June 30, 2008 and December 31, 2007, our foreign exchange gain or loss would have fluctuated by approximately $2.1 million and $0.2 million, respectively.

Interest Rate Risk

At June 30, 2008, we had unrestricted cash and cash equivalents totaling $321.1 million. At December 31, 2007, we had unrestricted cash and cash equivalents and short-term investments totaling $233.6 million. These amounts were invested primarily in money market funds and high quality corporate and government securities. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4T.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are presently defending two patent infringement lawsuits brought against us by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against us in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by us of UTStarcom’s U.S. Patent No. 6,829,473, entitled “Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks,” which we refer to as the ‘473 patent. In May 2005, we answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that we did not infringe the ‘473 patent and that the ‘473 patent was invalid and unenforceable. In July 2005, we filed an amended answer and counterclaims to the ‘473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the ‘473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom’s reissue application relating to the ‘473 patent. In June 2007, we filed a request for inter partes  re-examination of all claims of the ‘473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted our request for inter partes  re-examination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action has not yet been issued. We believe that we have meritorious defenses against any resulting reissued patent, and we are prepared to vigorously defend the ‘473 patent case through trial.

In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to our motion on January 22, 2008, and we filed our reply on January 29, 2008. On May 20, 2008, the Court granted our motion, in-part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint.  On June 9, 2008, we moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s Order to provide a more definite statement of those claims. On July 23, 2008, the Court granted our motion and dismissed those claims all claims that were the subject of the motion. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” Following dismissal of the claims, UTStarcom’s patent infringement and declaration of ownership claims remain. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We believe we have meritorious defenses to each of UTStarcom’s claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

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

ITEM 1A.    RISK FACTORS

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company. Please also see “Cautionary Statement” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. For example, in the six months ended June 30, 2008 we had two customers that each accounted for more than 10% of our revenues and in the aggregate represented 83% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

As a result of our net losses in years prior to 2005 we had an accumulated deficit of $70.6 million as of June 30, 2008. We will need to generate significant revenues and control our operating expenses and other expenditures to maintain profitability. If we are unable to remain profitable, the market price of our common stock could decline.

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

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of June 30, 2008, approximately 61% of our employees were located outside of the United States, including 358 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $145.8 million in 2007, and $117.4 million for the six months ended June 30, 2008, and the number of our employees increased from 200 at the beginning of 2005 to 676 as of June 30, 2008. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. In January 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. In May 2008, the Court granted our motion, in-part, and ordered UTStarcom to provide a more definite statement of its claims. Also in May 2008, UTStarcom filed a Third Amended Complaint. In June 2008, we moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s Order to provide a more definite statement of those claims. In July 2008, the Court granted our motion and dismissed those claims. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” Following dismissal of the claims, UTStarcom’s patent infringement and declaration of ownership claims remain. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We will vigorously defend ourselves in this litigation and we have filed counterclaims. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom’s favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to pay royalties on past or future sales of our ST16 or ST40 products, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and seven patent applications owned by us. This could adversely affect our business, financial condition and results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on May 22, 2008.  At the 2008 Annual Meeting, our stockholders elected two director nominees and ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

At the 2008 Annual Meeting, our stockholders elected Sean M. Dalton and Matthew J. Desch to serve as Class I directors until our 2011 annual meeting of stockholders and until their successors are elected and qualified.  In addition to the election of Mr. Dalton and Mr. Desch, our directors James A. Dolce, Jr. and Kenneth A. Goldman continue in office for terms ending in 2009 and our directors Edward T. Anderson, Timothy A. Barrows and Ashraf A. Dahod continue in office for terms ending in 2010, in each case, until his successor is elected and qualified.

The matters acted upon at the 2008 Annual Meeting, and the voting tabulation for each matter, are as follows:

(1)  To elect two Class I directors to our board of directors, each to serve for a term ending in 2011, or until his respective successor has been duly elected and qualified:

Nominees for Election as a Class I Director:	Votes For	Votes Withheld
Sean M. Dalton	53,172,175	87,604
Matthew J. Desch	52,648,313	611,466

(2)  To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, which matter was approved by a vote of 53,209,242 shares voting for, 6,492 shares voting against and 44,045 shares abstaining.

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
Date: August 8, 2008

	By:	/s/ ASHRAF M. DAHOD
Ashraf M. Dahod
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2008

	By:	/s/ PAUL J. MILBURY
Paul J. Milbury
Vice President, Operations and
Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2008

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