Form 10-Q
period 2008-09-30
Starent Networks, Corp.
filed 2008-11-07
CIK 1391672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 4, 2008, there were 70,085,178 shares of the registrant’s $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$356,387	$223,987
Short-term investments	—	9,612
Accounts receivable	56,183	56,363
Inventories	42,527	29,638
Deferred tax assets, net	2,463	—
Prepaid expenses and other current assets	4,932	6,656
Total current assets	462,492	326,256

Property and equipment, net	29,158	20,452
Deferred tax assets, net	6,274	—
Other assets	2,031	1,955
Restricted cash	738	716

Total assets	$500,693	$349,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,752	$7,448
Accrued expenses	7,316	6,163
Accrued payroll and related expenses	14,777	15,568
Accrued income taxes	2,844	1,075
Current portion of deferred revenue	143,333	52,733
Total current liabilities	178,022	82,987

Deferred revenue, net of current portion	6,973	10,670
Other long-term liabilities	2,515	783

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,757,366 and 68,252,858 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	70	68
Additional paid-in capital	364,144	348,917
Accumulated other comprehensive income	—	2
Accumulated deficit	(51,031)	(94,048)
Total stockholders’ equity	313,183	254,939
Total liabilities and stockholders’ equity	$500,693	$349,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	$55,450	$31,588	$156,497	$81,160
Service	10,611	5,103	26,960	14,026
Total revenues	66,061	36,691	183,457	95,186
Cost of revenues:
Product	10,151	7,422	28,697	18,176
Service	4,107	2,723	11,823	6,052
Total cost of revenues	14,258	10,145	40,520	24,228
Gross profit	51,803	26,546	142,937	70,958

Operating expenses:
Research and development	13,750	10,612	38,594	28,263
Sales and marketing	17,894	11,940	52,918	27,876
General and administrative	6,129	4,164	17,215	10,405
Total operating expenses	37,773	26,716	108,727	66,544

Income (loss) from operations	14,030	(170)	34,210	4,414
Interest income	1,940	2,038	6,232	3,637
Foreign currency exchange gain (loss)	(1,308)	84	(556)	(6)
Income before income tax benefit (expense)	14,662	1,952	39,886	8,045
Income tax benefit (expense)	4,926	(329)	3,131	(736)
Net income	19,588	1,623	43,017	7,309
Accretion of redeemable convertible preferred stock	—	—	—	(3,445)
Income allocated to preferred stockholders	—	—	—	(1,703)
Net income applicable to common stockholders	$19,588	$1,623	$43,017	$2,161

Net income per share applicable to common stockholders (Note 3):
Basic	$0.28	$0.03	$0.62	$0.07
Diluted	$0.26	$0.02	$0.58	$0.06
Weighted-average shares used in computing net income per common share (Note 3):
Basic	69,683	64,039	69,328	32,108
Diluted	74,192	70,685	74,343	38,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$43,017	$7,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	8,090	4,343
Share-based compensation	12,430	8,520
Foreign currency losses (gains)	695	(118)
Loss on disposal of fixed assets	36	—
Benefit from deferred income taxes, net	(6,622)	—
Changes in operating assets and liabilities:
Accounts receivable	(390)	(21,227)
Inventories	(12,901)	(10,008)
Prepaid expenses and other current assets	1,133	(2,433)
Other assets	(116)	(307)
Accounts payable	2,399	5,375
Accrued expenses	753	6,081
Accrued income taxes	1,821	306
Deferred revenue	86,920	(13,900)

Net cash provided by (used in) operating activities	137,265	(16,059)

Cash flows from investing activities:
Purchases of property and equipment	(16,820)	(11,749)
Purchases of short-term investments	—	(18,896)
Proceeds from maturities of short-term investments	9,610	40,380
Change in restricted cash	(43)	451

Net cash (used in) provided by investing activities	(7,253)	10,186

Cash flows from financing activities:
Proceeds from public offerings, net of expenses	(87)	115,955
Proceeds from exercises of stock options	2,683	1,314
Proceeds from issuance of restricted common stock	—	347

Net cash provided by financing activities	2,596	117,616

Effect of exchange rate changes on cash and cash equivalents	(208)	189

Net increase in cash and cash equivalents	132,400	111,932

Cash and cash equivalents, beginning of period	223,987	24,010

Cash and cash equivalents, end of period	$356,387	$135,942

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements presented herein have been prepared by the Company, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair statement of the Company’s financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date.

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

The Company had two customers for the three and nine months ended September 30, 2008, respectively, that each accounted for more than 10% of revenues and in the aggregate accounted for 79% and 80% of revenues for each of the respective periods. The Company had four customers for the three and nine months ended September 30, 2007 that accounted for more than 10% of revenues and in the aggregate accounted for 88% of revenues for each of the respective periods.

At September 30, 2008, the Company had one customer that accounted for 45% of accounts receivable. At December 31, 2007, the Company had two customers that accounted for 74% of accounts receivable.

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

The fair value of options granted for the three and nine months ended September 30, 2008 and 2007 was estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	3.30%	4.50%	3.01% - 3.30%	4.50 – 4.76%
Expected dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	56%	62%	54% - 56%	62 - 68%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. During the third quarter of 2008, the computation of expected volatility was based on the historical trading activity of the Company’s common stock, implied volatility and an analysis of comparable companies from a representative peer group selected based on industry and market capitalization in order to derive an expected volatility. Prior to the third quarter of 2008, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The results for the periods set forth below included share-based compensation expense in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation included in:
Cost of revenues	$376	$221	1,070	$419
Total share-based compensation in cost of revenues	376	221	1,070	419

Research and development	1,594	1,947	4,701	4,088
Sales and marketing	1,457	650	3,750	1,643
General and administrative	1,115	948	2,909	2,370
Total share-based compensation in operating expenses	4,166	3,545	11,360	8,101
Total share-based compensation	$4,542	$3,766	$12,430	$8,520

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$19,588	$1,623	$43,017	$7,309
Accretion of redeemable convertible preferred stock	—	—	—	(3,445)
Income allocated to preferred stockholders	—	—	—	(1,703)
Net income applicable to common stockholders	$19,588	$1,623	$43,017	$2,161

Weighted-average common shares outstanding – basic	69,683	64,039	69,328	32,108
Dilutive effect of stock options and restricted stock	4,509	6,646	5,015	6,152
Weighted-average common shares outstanding – dilutive	74,192	70,685	74,343	38,260

Net income per share:
Basic	$0.28	$0.03	$0.62	$0.07
Diluted	$0.26	$0.02	$0.58	$0.06

The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options to purchase common stock and restricted common stock subject to repurchase	3,361	587	2,544	896
Convertible preferred stock (as converted basis)	—	—	—	25,308

4.             Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS 157 (“SFAS 157”), Fair Value Measurements, for its financial assets and liabilities. As permitted by FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities. SFAS 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. At September 30, 2008, the Company’s Level 1 assets and liabilities included the Company’s money market funds included in cash and cash equivalents.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At September 30, 2008, the Company had no Level 2 assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2008, the Company had no Level 3 assets or liabilities.

At September 30, 2008, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $333.1 million, which were level 1 financial assets. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

5.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories principally included the cost of raw materials, subassemblies, the cost of third-party contract manufacturers and cost of sales related to deferred revenue (which is included in finished goods). Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$2,065	$4,632
Work in process	7,114	5,551
Finished goods	33,348	19,455
	$42,527	$29,638

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

The Company’s income tax provision for the three and nine months ended September 30, 2008 included (i) a tax benefit of $6.6 million recorded upon the Company’s decision in the third quarter of 2008 to release a substantial portion of the valuation allowance recorded against net deferred tax assets and (ii) a provision of $0.2 million to reserve an uncertain tax position in a foreign jurisdiction under FIN 48. Excluding the effect of this one-time tax benefit and tax reserve, the Company’s remaining income tax provisions for the three and nine months ended September 30, 2008 and 2007 were primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions. The federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., partially reduced by the utilization of available net operating loss (NOL) carryforwards and tax credits that were recorded on its balance sheet with a full valuation allowance prior to their utilization.

At June 30, 2008, a full valuation allowance was recorded against the Company’s net deferred tax assets. Based upon the Company’s operating results over recent years and through September 30, 2008 as well as an assessment of the Company’s expected future results of operations, the Company determined in the third quarter of 2008 that it had become “more likely than not” that a substantial portion of its deferred tax assets will be realized.  As a result, the Company reduced the valuation allowance during the quarter ended September 30, 2008, resulting in recognition of a deferred tax asset of $8.6 million, a one-time income tax benefit of $6.6 million (noted above) and a $2.0 million reserve for uncertain tax positions in the U.S., which is recorded in other long-term liabilities.

As of the end of the third quarter of 2008, the Company has a remaining valuation allowance of $5.2 million which will be released in the fourth quarter of 2008 in accordance with the requirements under SFAS 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim period after the valuation allowance release has been released.

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

In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of the Company’s patents and three of its patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company’s 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom’s trade secrets in one of its patents and three of its patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, the Company and the current and former employee defendants filed their answers to the complaint. The Company also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of the Company’s patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, the Company filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to this motion on January 22, 2008, and the Company filed its reply on January 29, 2008. On May 20, 2008 the Court granted the Company’s motion, in-part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint. On June 9, 2008, the Company moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s Order to provide a more definite statement of those claims. On July 23, 2008, the Court granted the Company’s motion and dismissed those claims. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order. On August 11, 2008, the Court granted UTStarcom leave to file a Fourth Amended Complaint.  UTStarcom filed a Fourth Amended Complaint on August 27, 2008.  In addition, on August 26, 2008, the Company filed a motion for summary judgment of noninfringement of U.S. Patent No. 7,173,905, which the Court has taken under advisement.  On August 27, 2008, UTStarcom filed a motion to dismiss Starent’s third, fourth, and fifth counterclaims for unenforceability of the asserted patents, tortious interference with prospective economic advantage, and malicious prosecution, respectively.

The Company filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008.  The Court granted the Company’s motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008.  UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008.  The Company filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008.  The Court set a briefing schedule for the motions to dismiss filed by UTStarcom and the Company, and stated that it would rule on the  motions on December 3, 2008.  Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by the Company, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. The Company believes it has meritorious defenses to each of UTStarcom’s claims in this lawsuit and it is prepared to vigorously defend the lawsuit.

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

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States and Canada	$54,977	$26,863	$164,619	$63,799
Japan	6,788	4,522	11,927	18,046
Korea	3,427	4,129	5,501	10,402
Rest of world	869	1,177	1,410	2,939
Total	$66,061	$36,691	$183,457	$95,186

Long-lived Assets

	September 30, 2008	December 31, 2007
United States	$21,083	$15,614
India	7,553	4,676
Rest of world	522	162
Total	$29,158	$20,452

9.     Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$19,588	$1,623	$43,017	$7,309
Change in unrealized loss on short-term investments	—	3	(2)	(4)
Comprehensive income	$19,588	$1,626	$43,015	$7,305

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

In May 2008, the FASB released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 will be effective for the Company on November 15, 2008. The Company has not yet determined the impact, if any, of this statement on its consolidated financial statements.

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

In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement will be effective for the Company on January 1, 2009. As of September 30, 2008, the Company did not have any minority interests.

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

• our ability to manage growth, both in the United States and internationally;

• the spending of our proceeds from public offerings of our common stock; and

• our cash needs.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the SEC in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of September 30, 2008, we had 739 employees worldwide. Our revenues for the year ended December 31, 2007 were $145.8 million, and $66.1 million and $183.5 million for the three and nine months ended September 30, 2008, respectively. Our net income for the year ended December 31, 2007 was $11.5 million, and $19.6 million and $43.0 million for the three and nine months ended September 30, 2008, respectively.

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

Mobile operators can purchase our products and license our software in various configurations, depending on their requirements for capacity, features and protocols. Typically, a mobile operator will use a small amount of equipment for testing and trial purposes and, once testing is complete, will purchase the necessary products to meet their initial capacity and feature requirements. As their capacity requirements increase, operators may purchase additional hardware or license additional software. The level of our sales is significantly influenced by the extent to which mobile operators make capital investments to enhance and expand their networks to provide multimedia services. Mobile operators’ capital investments will be influenced by the demand for multimedia services by their customers.

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

• Sales and marketing expense consists primarily of personnel costs, consulting services, travel and marketing programs such as trade shows. Commissions are a significant component of our sales personnel costs and are recorded as expense when earned, which is not necessarily directly proportionate to the amount of revenues recorded.

• General and administrative expense consists primarily of personnel costs related to our executive, finance, legal, human resource and information technology organizations, professional fees, insurance and other related overhead.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash and short-term investments. We have historically invested our cash in money market funds and other short-term, high-grade investments.

Other income (expense) also includes gains (losses) from foreign currency transactions with international customers and our foreign subsidiaries. The functional currency of our foreign operations is the U.S. dollar. Accordingly, all assets and liabilities, except certain long-term assets, of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses of these international subsidiaries are generally remeasured into U.S. dollars at the average rates in effect during the year.

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

Several key assumptions are made in determining the grant date fair value of our stock options, including: the grant date market value of our common stock, the rate of volatility, the risk-free interest rate and the rate of expected forfeitures. As there was no public market for our common stock prior to our initial public offering, the determination of the fair market value of our common stock was determined by our board of directors. Due to the limited trading history of our common stock, we have determined the volatility for options granted after January 1, 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical trading activity of our common stock, implied volatility and the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment, resulting in an expected life for the three and nine months ended September 30, 2008 and 2007 of 6.25 years. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied an estimated forfeiture rate of 3%, based on a review of our historical forfeitures, to determine the expense recorded in our consolidated statements of operations. Significant changes in these assumptions, especially the expected life of options, forfeiture rate and volatility could have a significant impact on our results of operations.

For the three and nine months ended September 30, 2008, we recorded expense of $4.5 million and $12.4 million in connection with share-based awards. As of September 30, 2008, we had $22.6 million of unrecognized expense related to non-vested options that is expected to be recognized over a weighted average period of 1.5 years.

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

For the three and nine months ended September 30, 2008, our effective tax rates were (33.6%) and (7.8%), respectively. The net tax benefit recorded in the three and nine months ended September 30, 2008 was primarily due to (i) a tax benefit of $6.6 million recorded upon our decision in the third quarter of 2008 to release a substantial portion of the valuation allowance recorded against net deferred tax assets and (ii) a provision of $0.2 million to reserve an uncertain tax position in a foreign jurisdiction. For the three and nine months ended September 30, 2007, our effective tax rates were 16.9% and 9.1%, respectively. Those effective tax rates were lower than the statutory federal income tax rate of 35% due primarily to our use of net operating loss carryforwards, or NOLs, and research and development tax credits to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs), partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

As of the end of the second quarter of 2008, a full valuation allowance was recorded against our net deferred tax assets. Based upon our operating results over recent years and through September 30, 2008 as well as an assessment of our expected future results of operations, we determined in the third quarter of 2008 that it had become “more likely than not” that we will realize a substantial portion of our deferred tax assets in the U.S. As a result, we reduced our valuation allowance during the third quarter of 2008, which resulted in recognition of a deferred tax asset of $8.6 million, a one-time income tax benefit of $6.6 million (noted above) and a $2.0 million reserve for uncertain tax positions in the U.S., which is recorded in other long-term liabilities.

As of the end of the third quarter of 2008, we have a remaining valuation allowance of $5.2 million which will be released in the fourth quarter of 2008 in accordance with the requirements under SFAS 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim period after the valuation allowance release has been released.

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

We have accumulated significant net operating losses from our inception in August 2000. Since the net operating losses have been and will be utilized to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, we had $0.1 million of unrecognized tax benefits, the benefit of which, if recognized, would favorably affect the income tax rate in future periods. At September 30, 2008, we had a liability of approximately $2.5 million of unrecognized tax benefits. If recognized, the benefit of $1.9 million of this amount would favorably affect the income tax rate in future periods.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Upon our adoption of FIN 48 and at September 30, 2008, we had an immaterial amount of accrued interest and penalties associated with our uncertain tax positions.

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

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended September 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$55,450	84%	$31,588	86%	$23,862	76%
Service	10,611	16	5,103	14	5,508	108
Total revenues	$66,061	100%	$36,691	100%	$29,370	80%

Revenues by Customer Type:
Direct	$54,070	82%	$26,076	71%	$27,994	107%
Indirect	11,991	18	10,615	29	1,376	13
Total revenues	$66,061	100%	$36,691	100%	$29,370	80%

Revenues by Geography:
United States and Canada	$54,977	83%	$26,863	73%	$28,114	105%
Japan	6,788	10	4,522	12	2,266	50
Korea	3,427	5	4,129	11	(702)	(17)
Rest of world	869	1	1,177	3	(308)	(26)
Total revenues	$66,061	100%	$36,691	100%	$29,370	80%

Revenues increased $29.4 million, or 80%, in the quarter ended September 30, 2008 compared to the same quarter in 2007, primarily due to increased product revenues of $23.9 million. Product revenues increased primarily due to product shipments in the United States and Canada for which we received customer acceptances and recognized revenue in the third quarter of 2008 versus the same period of 2007 and to a lesser extent due to the higher sales price of our ST40 platform as compared to our ST16 platform. Japan revenues increased $2.3 million, or 50%, in the quarter ended September 30, 2008 compared to the same quarter in 2007, primarily due to customer acceptances received in the current quarter.

The $5.5 million increase in service revenues in the third quarter of 2008 compared to the same period in 2007 was due to an increased amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees, as compared to the same period in 2007.

Indirect revenue increased $1.4 million, or 13%, in the third quarter of 2008 compared to the third quarter of 2007 due primarily to an increase in OEM sales.

	Nine Months Ended September 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Revenues:
Product	$156,497	85%	$81,160	85%	$75,337	93%
Service	26,960	15	14,026	15	12,934	92
Total revenues	$183,457	100%	$95,186	100%	$88,271	93%

Revenues by Type:
Direct	$163,391	89%	$55,169	58%	$108,222	196%
Indirect	20,066	11	40,017	42	(19,951)	(50)
Total revenues	$183,457	100%	$95,186	100%	$88,271	93%

Revenues by Geography:
United States and Canada	$164,619	90%	$63,799	67%	$100,820	158%
Japan	11,927	7	18,046	19	(6,119)	(34)
Korea	5,501	3	10,402	11	(4,901)	(47)
Rest of world	1,410	1	2,939	3	(1,529)	(52)
Total revenues	$183,457	100%	$95,186	100%	$88,271	93%

Revenues increased $88.3 million, or 93%, in the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to increased product sales to existing customers. Product revenues, which include hardware and software sales, increased $75.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007 due primarily to increased sales to major mobile operators in the United States and Canada. The increase in revenues was partially offset by the decrease in revenues in Japan and Korea.  The decreases in Japan and Korea were related primarily to lower acceptances and shipments in the current year.

Cost of Revenues and Gross Profit

The following table sets forth our cost of revenues and gross profit.

	Three Months Ended September 30,
	2008		2007
		% of		% of	Period-to-Period
		Related		Related	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$10,151	18%	$7,422	23%	$2,729	37%
Services	4,107	39	2,723	53	1,384	51
Total cost of revenues	$14,258	22%	$10,145	28%	$4,113	41%
Gross Profit:
Product	$45,299	82%	$24,166	77%	$21,133	87%
Services	6,504	61	2,380	47	4,124	173
Total gross profit	$51,803	78%	$26,546	72%	$25,257	95%

Product gross margin increased 5 percentage points to 82% in the third quarter of 2008 as compared to the same period in 2007. Both periods included higher levels of software-only transactions, resulting in gross margins higher than our historical amounts.

Service gross margin increased 14 percentage points to 61% in the third quarter of 2008 as compared to the same period in 2007. The increase was due to a 108% increase in service revenues compared to a 51% increase in expenses. During the third quarter of 2008, the $1.4 million, or 51%, increase in cost of services was primarily due to higher personnel and overhead costs associated with additional customer support and training personnel that were added since the third quarter of 2007. We anticipate cost of services will increase in future periods as we continue to expand our customer support organization geographically in future periods.

	Nine Months Ended September 30,
	2008		2007
		% of		% of	Period-to-Period
		Related		Related	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Cost of revenues:
Product	$28,697	18%	$18,176	22%	$10,521	58%
Services	11,823	44	6,052	43	5,771	95
Total cost of revenues	$40,520	22%	$24,228	25%	$16,292	67%
Gross Profit:
Product	$127,800	82%	$62,984	78%	$64,816	103%
Services	15,137	56	7,974	57	7,163	90
Total gross profit	$142,937	78%	$70,958	75%	$71,979	101%

Product gross margin increased 4 percentage points as a percentage of revenue in the first nine months of 2008 as compared to the same period in 2007 due primarily to a higher proportion of software revenue and to a lesser extent the higher average sales price of our ST40.

The $5.8 million increase in cost of services was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during 2008 and in the second half of 2007. We anticipate cost of services will increase in future periods as we continue to increase the number of customer support personnel we employ and continue to expand our customer support testing facilities.

Gross profit on services decreased 1% during the first nine months of 2008 as a result of the increased costs of services described above.

Operating Expenses

The following table sets forth our operating expenses.

	Three Months Ended September 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$13,750	21%	$10,612	29%	$3,138	30%
Sales and marketing	17,894	27	11,940	33	5,954	50
General and administrative	6,129	9	4,164	11	1,965	47
Total operating expenses	$37,773	57%	$26,716	73%	$11,057	41%

	Nine Months Ended September 30,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	Amount	Percentage
	(dollars in thousands)
Research and development	$38,594	21%	$28,263	30%	$10,331	37%
Sales and marketing	52,918	29	27,876	29	25,042	90
General and administrative	17,215	9	10,405	11	6,810	65
Total operating expenses	$108,727	59%	$66,544	70%	$42,183	63%

Personnel Costs.    Personnel costs are our largest expense, representing 63% and 64% of our total operating expenses for the three and nine months ended September 30, 2008, respectively. These costs consist of cash and stock components. The cash component of compensation included in each expense category is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Research and development	$6,177	$5,162	$1,015	$18,761	$14,631	$4,130
Sales and marketing	11,172	7,433	3,739	33,217	16,966	16,251
General and administrative	2,097	1,313	784	5,762	3,579	2,183
Total cash-based compensation in operating expenses	$19,446	$13,908	$5,538	$57,740	$35,176	$22,564

The increases in personnel costs above were due primarily to a higher number of employees and higher sales commissions in the three and nine months ended September 30, 2008 compared to the same periods of 2007. We added 164 employees since September 30, 2007, 80 in research and development (primarily in India), 37 in sales and marketing, 27 in support, 15 in general and administrative and 5  in operations, resulting in total employees of 739 at September 30, 2008. The increase in commissions was due to our high sales volume in the latter half of 2007 for which commissions were earned during 2008 and our higher level of sales activity in 2008. We anticipate sales commissions as a percentage of revenues to decrease in the fourth quarter of 2008.

In addition to cash compensation, we grant equity instruments to our employees, resulting in the recognition of share-based compensation in accordance with SFAS 123R, which is a significant portion of our personnel costs. The share-based compensation included in each expense category is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Research and development	$1,594	$1,947	$(353)	$4,701	$4,088	$613
Sales and marketing	1,457	650	807	3,750	1,643	2,107
General and administrative	1,115	948	167	2,909	2,370	539
Total share-based compensation in operating expenses	$4,166	$3,545	$621	$11,360	$8,101	$3,259

These charges amounted to 6% of revenues for the three and nine months ended September 30, 2008. The increase in the share-based compensation expense in the 2008 period as compared to the same periods of 2007 was due primarily to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees.

Research and development.    Research and development expenses increased $3.1 million, or 30%, in the third quarter of 2008 compared to the same quarter in 2007. The increase was due to increases in cash compensation of $1.0 million, higher depreciation expense of $1.5 million and higher consulting expense of $0.9 million, partially offset by a decrease in share-based compensation of $0.4 million.  The increase in cash compensation was primarily due to the addition of employees, as discussed above. The increase in consulting expenses was due primarily to the interoperability testing of our products with other vendors’ network elements. The increase in depreciation was due to our research and development capital expenditures primarily utilized in our quality assurance and customer lab testing facilities.

Research and development expenses increased $10.3 million, or 37%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was due to increases in cash and share-based compensation of $4.1 million and $0.6 million, respectively, higher depreciation expense of $4.0 million, higher consulting expense of $2.0 million and a $1.3 million decrease related to reimbursements for non-recurring engineering projects which are recorded as a reduction of research and development expense, partially offset by lower prototype and related equipment expenses of $2.6 million. The increase in cash compensation was primarily due to the addition of employees, as discussed above. The increases in consulting and depreciation are due largely to the same reasons noted above.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense will increase during the remainder of 2008 as we continue to add product development and quality assurance personnel and to increase our test lab facilities.

Sales and marketing.    Sales and marketing expenses increased $6.0 million, or 50%, in the third quarter of 2008 as compared to the same period in 2007 and decreased as a percentage of revenues. This increase was due primarily to higher cash compensation of $3.7 million and share-based compensation of $0.8 million and travel expenses of $0.2 million. Cash compensation increased primarily due to the addition of employees, as discussed above.

Sales and marketing expenses increased $25.0 million, or 90%, for the nine months ended September 30, 2008 as compared to the same period in 2007, but remained consistent as a percentage of revenues. This increase was due primarily to higher cash compensation of $16.3 million and share-based compensation of $2.1 million, consulting expense of $2.1 million, demonstration expenses of $0.7 million and travel expenses of $0.9 million. Cash compensation increased primarily due to the addition of employees, as discussed above. Consulting expenses increased due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers, and the increase in travel expense was due primarily to our employee additions.  Demonstration expenses increased as a result of the expansion of our sales activities geographically.

We anticipate continuing to increase the number of sales and marketing personnel we employ in future periods to expand our geographic presence, to address specific customer opportunities and to increase our revenues. The commission portion of sales personnel costs may vary significantly if our customer orders differ materially from the quotas established for our sales personnel. In addition, we expect to continue to incur additional expenses such as demonstration and interoperability testing associated with our products in existing and new markets.

General and administrative.    General and administrative expenses increased $2.0 million, or 47%, in the third quarter of 2008 as compared to the same period in 2007 due primarily to higher cash compensation of $0.8 million and share-based compensation of $0.2 million and professional fees of $0.9 million. The increase in cash compensation was primarily due to the addition of employees, as discussed above. The increases in professional fees were due primarily to the UTStarcom litigation and fees associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

General and administrative expenses increased $6.8 million, or 65%, for the nine months ended September 30, 2008 as compared to the same period in 2007 due primarily to higher cash compensation of $2.2 million and share-based compensation of $0.5 million and professional fees of $3.5 million. The increase in cash compensation was primarily due to the addition of employees, as discussed above. The increase in professional fees was due primarily to costs associated with our defense in the UTStarcom litigation.

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

Interest income.    Interest income consisted of income generated from the investment of our cash balances and short-term investments. Interest income decreased $0.1 million in the third quarter of 2008, primarily due to lower rates of return, as compared to the same period in 2007.  Interest income increased $2.6 million for the nine months ended September 30, 2008, primarily due to higher average cash and investment balances during 2008 partially offset by lower rates of return as compared to the same periods in 2007. The increase in our cash and short-term investment balances was due primarily to the receipt of approximately $204.1 million of net proceeds from public offerings of our common stock in 2007 and cash generated from operations.

Income tax expense.    For the three and nine months ended September 30, 2008, we recorded an income tax benefit of $4.9 million and $3.1 million, respectively, compared to income tax expense of $0.3 million and $0.7 million in the same periods of 2007. The net tax benefit recorded in the three and nine months ended September 30, 2008 was primarily due to a one-time tax benefit of $6.6 million recorded based on our decision in the third quarter of 2008 to release a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. as well as a tax provision of $0.2 million to reserve an uncertain tax position in a foreign jurisdiction. Our effective tax rates for the three and nine months ended September 30, 2008 were lower than the statutory federal income tax rate of 35% due primarily to the one-time tax items noted above as well as our use of net operating loss carryforwards, or NOLs, and research and development tax credits to offset our U.S. taxable income, partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries. Our effective tax rates for the three and nine months ended September 30, 2007 were lower than the statutory federal income tax rate of 35% due primarily to the use of NOLs and research and development tax credits to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs), partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

We expect that our effective tax rate for the fourth quarter of 2008 will remain relatively consistent with our effective tax rate (excluding the impact of discrete items) of the third quarter and first nine months of 2008, as we will release our remaining tax asset valuation allowance of $5.2 million in the fourth quarter of 2008 in accordance with the requirements of SFAS 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred.

Foreign Currency Exchange Gain (Losses).    For the three months ended September 30, 2008, we recorded foreign currency losses of $1.3 million, compared to a foreign currency gain of $84,000 in the same period of 2007.  For the nine months ended September 30, 2008, we recorded foreign currency losses of $0.6 million, compared to a foreign currency loss of $6,000 in the same period of 2007. The difference in the 2008 periods was due to an increase in the amount of our assets, primarily cash and accounts receivable, denominated in foreign currencies, primarily Euros, which are translated at the end of the reporting period and to the weakening of the US dollar that occurred in the three and nine months ended September 30, 2008.

Net income.    Net income increased approximately $18.0 million and $35.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same period of 2007 due to the items discussed above.

Liquidity and Capital Resources

Resources

We funded our operations from 2000 through 2004 primarily with net proceeds of issuances of convertible preferred stock of approximately $100.0 million. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth. In June and November 2007, we completed public offerings of our common stock, which raised approximately $204.1 million in net proceeds.

Cash, cash equivalents and short-term investments.    Our cash and cash equivalents at September 30, 2008 of $356.4 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.7 million at September 30, 2008 and December 31, 2007, respectively, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$137,265	$(16,059)
Net cash provided by (used in) investing activities	$(7,253)	$10,186
Net cash provided by financing activities	$2,596	$117,616

Operating activities.    Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007.

For the nine months ended September 30, 2008, net cash provided by operating activities was $137.3 million as compared to cash used in operating activities of $16.1 million for the same period in 2007. Cash received from customers increased $209.0 million in the first nine months of 2008 to $270.7 million from $61.7 million in the same period of 2007. This increase was due primarily to the timing of billing and collections of customer orders. This increase was partially offset by an increase in cash paid for payroll and related expenses of $33.1 million, which totaled $65.4 million in the first nine months of 2008 compared to $32.3 million for the same period in 2007, and higher cash paid for inventories of $25.9 million, which totaled $54.2 million in the first nine months of 2008 compared to $28.3 million for the same period in 2007. The increase in payroll and related expenses was due primarily to our increased headcount and sales commissions, as discussed above. The increase in cash paid for inventories was due primarily to our purchases to meet our higher level of customer orders, which resulted in higher inventory balances as compared to December 31, 2007.

Investing activities.    Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances. The $7.3 million of cash used in investing activities during the first nine months of 2008 consisted primarily of capital expenditures of $16.8 million partially offset by maturities of short-term investments of $9.6 million. The $10.2 million of cash provided by investing activities in the nine months ended September 30, 2007 was due primarily to proceeds from maturities of short-term investments of $40.4 million partially offset by capital expenditures of $11.7 million and $18.9 million of net purchases of short-term investments.

Financing activities.    Cash from financing activities for the nine months ended September 30, 2008 consisted primarily of $2.7 million of cash received from the exercise of stock options. The $117.6 million of cash from financing activities for the nine months ended September 30, 2007 was due primarily to the net proceeds from our initial public offering of $116.0 million.

At September 30, 2008 and December 31, 2007, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

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

Requirements

Capital expenditures.    We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $16.8 million in the nine months ended September 30, 2008. We expect capital expenditures to be approximately $20-25 million for the full year of 2008, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

Contractual obligations and requirements.    As of September 30, 2008, our commitments under operating leases and purchase obligations were as set forth below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of transactions.

	Total	Remainder of 2008	1-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$5,437	$677	$4,429	$331	$—
Purchase obligations	17,557	17,213	344	—	—
Total	$22,994	$17,890	$4,773	$331	$—

The table above does not reflect unrecognized tax benefits of $2.5 million, the timing of which is uncertain.

Off-Balance-Sheet Arrangements

In the normal course of business, we may enter into agreements with our customers which require us to secure performance bonds that guarantee our execution of certain obligations under the agreements. For the three and nine months ended September 30, 2008, we had one bank guarantee in the amount of €3.0 million ($4.3 million). The bank guarantee is required to be renewed each year during the term of the agreement, which expires in July 2013. At the end of each calendar year, both parties to the agreement will discuss waiver of the bank guarantee.

We do not have any interests in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

We have adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected the fair value option for any items on our balance sheet.

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

In May 2008, the FASB released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 will be effective for us on November 15, 2008. We have not yet determined the impact, if any, of this statement on our consolidated financial statements.

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

In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement will be effective for us on January 1, 2009. As of September 30, 2008, we did not have any minority interests.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our international customer transactions are predominantly denominated in either U.S. dollars or Euro. Accordingly, we have exposure to changes in the exchange rates between the U.S. Dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded within other income (expense) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of September 30, 2008 and December 31, 2007, our foreign exchange gain or loss would have fluctuated by approximately $1.2 million and $0.2 million, respectively.

Interest Rate Risk

At September 30, 2008, we had unrestricted cash and cash equivalents totaling $356.4 million. At December 31, 2007, we had unrestricted cash and cash equivalents and short-term investments totaling $233.6 million. These amounts were invested primarily in money market funds and high quality corporate and government securities. In periods of financial market volatility, we may hold a greater proportion of our unrestricted cash and cash equivalents in money market funds that invest solely in government securities, which may result in lower yields on these balances. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4T.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois trade secrets act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to our motion on January 22, 2008, and we filed our reply on January 29, 2008. On May 20, 2008, the Court granted our motion, in-part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint.  On June 9, 2008, we moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s Order to provide a more definite statement of those claims. On July 23, 2008, the Court granted our motion and dismissed the claims that were the subject of the motion. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” On August 11, 2008, the Court granted UTStarcom leave to file a Fourth Amended Complaint.  UTStarcom filed a Fourth Amended Complaint on August 27, 2008.  In addition, on August 26, 2008, we filed a motion for summary judgment of noninfringement of U.S. Patent No. 7,173,905, which the Court has taken under advisement.  On August 27, 2008, UTStarcom filed a motion to dismiss our third, fourth, and fifth counterclaims for unenforceability of the asserted patents, tortious interference with prospective economic advantage, and malicious prosecution, respectively. We filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008.  The Court granted our motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008.  UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008.  We filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008.  The Court set a briefing schedule for motions to dismiss filed by the parties and stated that it would rule on the motions on December 3, 2008. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We believe we have meritorious defenses to each of UTStarcom’s claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

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

Risks Related to Our Business and Industry

Disruptions in financial markets may adversely impact availability and cost of credit and business and consumer spending patterns.

Disruptions in the financial markets have had and may continue to have an adverse effect on the U.S. and world economy, which could negatively impact business and consumer spending patterns. Current tightening of credit in financial markets also adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products.  In particular, the availability of financing may be critical to the expansion plans of mobile operators. Further, changes in employment and consumer spending patterns may slow the adoption of data-enabled wireless devices and reduce the growth of data traffic for mobile operators, which could result in delays or cancellations of upgrades and new purchases of our products.  There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

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

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. For example, in the nine months ended September 30, 2008, we had two customers that each accounted for more than 10% of our revenues and in the aggregate represented 79% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

The two principal radio access interfaces in use today for mobile communications are Code Division Multiple Access, or CDMA, and Global System for Mobile Communications/Universal Mobile Telecommunications System, or GSM/UMTS. To date, we have achieved our highest number of deployments in the CDMA market, which has transitioned faster to high-bandwidth networks. However, significantly more operators worldwide currently utilize GSM/UMTS than CDMA technologies. In order to continue our growth, we believe it is important that we continue to expand into the GSM/UMTS market. To date, we have established relationships with a small number of GSM/UMTS operators, and we intend to devote significant sales and marketing resources to further penetrate the GSM/UMTS market. If GSM/UMTS operators do not transition or delay their transition to high-bandwidth networks, or if we are unable to establish relationships with additional GSM/UMTS operators, we may not be able to grow our business as expected and our results of operations will be adversely affected.

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

As a result of our net losses in years prior to 2005 we had an accumulated deficit of $51.0 million as of September 30, 2008. We will need to generate significant revenues and control our operating expenses and other expenditures to maintain profitability. If we are unable to remain profitable, the market price of our common stock could decline.

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

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of September 30, 2008, approximately 62% of our employees were located outside of the United States, including 386 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $145.8 million in 2007, and $183.5 million for the nine months ended September 30, 2008, and the number of our employees increased from 200 at the beginning of 2005 to 739 as of September 30, 2008. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

• implement appropriate operational, financial and management controls, systems and procedures, including continued implementation of our enterprise-wide financial system;

• expand our manufacturing capacity and scale of production;

• expand our sales, marketing and distribution infrastructure and capabilities, in the United States and internationally; and

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

In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois.  UTStarcom has amended its complaint several times and, as amended, alleges in the re-filed version if its Fourth Amended Complaint violations of the Illinois trade secrets act, infringement of patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of  our patents and certain of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breach of fiduciary duty of loyalty and the employment agreements. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We will vigorously defend ourselves in this litigation. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom’s favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to pay royalties on past or future sales of our ST16 or ST40 products, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and seven patent applications owned by us. This could adversely affect our business, financial condition and results of operations.

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
Date: November 7, 2008

	By:	/s/ ASHRAF M. DAHOD
Ashraf M. Dahod
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2008

	By:	/s/ PAUL J. MILBURY
Paul J. Milbury
Vice President, Operations and
Chief Financial Officer
(Principal Financial Officer)
Date: November 7, 2008

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