Form 10-K
period 2008-12-31
Starent Networks, Corp.
filed 2009-02-27
CIK 1391672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2008 (the last trading day of the registrant’s second fiscal quarter of 2008) was $492.4 million.

As of February 23, 2009, there were 70,295,099 shares of the registrant’s $0.001 par value per share common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

STARENT NETWORKS, CORP.

YEAR ENDED DECEMBER 31, 2008

ANNUAL REPORT

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the Securities and Exchange Commission, or SEC, in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

References to “Starent Networks, Corp.”, “registrant”, “we”, “us”, “our” and similar pronouns refer to Starent Networks, Corp. and its consolidated subsidiaries.

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

Consumers and professionals are increasingly using mobile phones and other multimedia handheld devices to stay connected to each other, to access the Internet, to utilize business applications and for entertainment. At the same time, mobile operators are experiencing declining profits from voice services and increasing competitive pressures. To address these changes, mobile operators are deploying or planning to deploy next-generation wireless networks, such as third generation and fourth generation, or 3G/4G, networks, that are capable of delivering high quality, mobile multimedia services to subscribers. In deploying these new networks, mobile operators are seeking packet core network products and services that can deliver higher performance and functionality than has been available from products repurposed from wireline applications.

We have developed our multimedia core network hardware platforms, the ST16 and the ST40, and our proprietary software specifically to address the needs of packet-based mobile networks. Our products are designed to provide mobile operators with new revenue opportunities while also reducing their costs. Our products possess a high degree of system intelligence that allows a mobile operator to understand the details of each subscriber session, enabling individual subscriber management and network traffic flow control. Our products also offer high performance capabilities, such as high capacity, significant data processing rates and high transaction rates, which increase the efficiency of the network and enhance the mobile subscriber’s experience. To increase reliability, our platforms employ hardware redundancy and high-availability software techniques. By integrating several network functions into a single element, we allow mobile operators to simplify their networks. We designed our products to be access independent so they can function across a range of 2.5G, 3G and 4G mobile and wireless radio access networks.

We sell our hardware and software products to leading mobile operators around the world both directly and through OEMs, system integrators and distributors. We were founded in 2000 and our products were first used commercially by a mobile operator in the first quarter of 2003. Since 2003, our products have been deployed by over 85 mobile operators in 35 countries.

Our principal executive offices are located at 30 International Place, Tewksbury, MA 01876. Our telephone number is (978) 851-1100.

Industry Background

Mobile operators today are experiencing some of the most dramatic changes to their business models since the advent of mobile communications. These changes are the result of increased competition among mobile operators, the decline in average revenue per subscriber from voice communications and the rapid increase in mobile subscriber demand for a wide range of multimedia services. To address each of these trends, mobile operators are increasing the data services provided through their networks. For example, for 2008 Verizon Wireless reported that total data revenues of $10.7 billion were up 44% over 2007, and in the fourth quarter data revenues represented 26.8% of all service revenues.

Several factors are accelerating the growth of data-rich multimedia traffic on mobile wireless networks. The number of mobile subscribers worldwide continues to grow as established markets experience increases in subscriber penetration and developing countries adopt mobile communications more rapidly. For example, according to Wireless Intelligence, an independent research firm, the number of worldwide mobile connections is expected to grow 48% from 3.9 billion in 2008 to 5.9 billion in 2012. Another factor is our increasingly mobile and interconnected society in which information is accessible and communications are available at any time regardless of location. Moreover, as individuals and enterprises become accustomed to increased access to multimedia services on the Internet, including video, music downloads, multimedia messaging and continuous information and news, there is an increasing desire to have mobile access to these services. Also contributing to the growth in traffic is the proliferation of mobile devices designed for multimedia services, such as the Apple iPhone, Blackberry Storm, Google phone, and many other smart phones, personal digital assistants, laptop computers and other handheld devices.

The Evolution of Mobile Voice and Data Networks

Over the years, mobile operators have aggressively upgraded their networks in response to the demands created by the growth in voice and multimedia services. In particular, mobile operators made significant investments in upgrading from 2G to 3G radio access technologies that can provide greater bandwidth needed to increase voice capacity and deliver high bandwidth data services. Current forecasts, however, indicate that, the tightening financial market is impacting capital expenditures, but not the multimedia core network. According to Infonetics, while total infrastructure spending is expected to decline from $46.3 billion in 2008 to $43.1 billion in 2011, packet core spending is forecasted to steadily grow through these years. This increase in spending is primarily driven by the replacement of older packet core network elements and capacity expansion triggered by strong mobile broadband traffic growth.

The two principal radio access interfaces in use today are Code Division Multiple Access, or CDMA, which is used primarily in the United States and Asia, and Global System for Mobile Communications/Universal Mobile Telecommunications System, or GSM/UMTS, which is used in most markets around the world. CDMA mobile operators are currently upgrading to CDMA2000 1X, 1xEV-DO Rev. 0 and 1xEV-DO Rev. A, while GSM/UMTS operators are migrating to High Speed Packet Access, or HSPA. Additionally, many operators are exploring, planning to deploy or even beginning to deploy more advanced fourth generation, or 4G, access technologies, such as Mobile WiMax and Long Term Evolution/System Architecture Evolution, or LTE/SAE.

In addition to upgrading the radio access portion of their networks, mobile operators are deploying packet-based technology to supplement or replace circuit-based technology. Traditional circuit networks, which were developed for voice communications, establish a dedicated circuit for each call. Circuit networks are relatively inefficient and do not allow for high-bandwidth multimedia services. Packet networks split traffic into multiple pieces of data, or packets, that are routed over an Internet Protocol, or IP, network, eliminating the need to establish a dedicated circuit for each call or session. The use of a packet core network increases network efficiency and lowers operating costs, while enabling an operator to deliver multimedia services. As more multimedia services are deployed, more traffic will flow over the packet network. Over time, we expect mobile operators will convert entirely to packet networks not only for data services but also for voice communications.

As mobile operators implement more multimedia services on their packet networks, they are looking to further standardize the delivery of these services. New core network architecture standards are being developed, such as IP Multimedia Subsystem, or IMS. These standards will also be implemented by wireline operators. The implementation of these new delivery architecture standards by both mobile and wireline operators will provide an opportunity for fixed-mobile convergence, which is the ability of a subscriber to have a uniform service experience as they move between a mobile network, such as a 3G network, and a wireline or a fixed wireless network, such as WiFi. With the convergence of mobile and wireline networks, telecommunications operators will be able to provide services to users irrespective of their location, access technology and communications device.

The Need for Intelligent and Robust Network Products and Services

As mobile networks transition to next-generation access technologies and become increasingly packet-based, many mobile operators want their networks to be “intelligent.” An intelligent network provides mobile operators with the ability to inspect data packets from individual transactions in detail. This deep packet inspection allows the mobile operator to shape each subscriber session using quality of service, bandwidth allocation and traffic flow control. This ability to actively manage network traffic flows allows mobile operators to deliver a consistent experience as subscribers roam through a mobile network or move across different types of networks. In order to deploy reliable and intelligent mobile networks that provide a high quality subscriber experience and are able to handle increasing amounts of network traffic, operators require infrastructure products and services that:

•

Identify and manage individual communications sessions. The network needs to be able to identify, manage and manipulate each subscriber session by applying policy and charging decisions based on the mobile operator’s business model or subscriber policies.

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

•

Deliver quality of service, reliability and availability. As mobile subscribers pay a premium for advanced multimedia services, they will demand that these advanced services be high quality, reliable and available whenever the subscriber wants to access them.

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

These multi-element configurations can increase network complexity, resulting in a product that is difficult and expensive to scale and often costly to operate. This complexity makes the deployment of new network functions and the addition of new subscriber services time-consuming and expensive because it often requires a new configuration. Additionally, the need for redundancy to improve service reliability further increases both the complexity and the cost of these multi-element configurations. Even with additional redundancy, the complexity of these systems creates multiple potential points of failure, and engineering a multi-element product that can handle the large volumes of traffic on a typical mobile operator’s network can be difficult.

Our Solutions

We have introduced new, “purpose-built” network infrastructure products comprised of both high-performance hardware and software that address the specific challenges faced by mobile operators in offering multimedia services. Our products fulfill a number of network functions that enable carriers to deliver multimedia services across a range of network architectures. Unlike repurposed multi-element configurations, our integrated products and services were designed specifically to provide the high capacity, data processing rates, computer processing capability and software required to meet the needs of mobile operators in offering packet-based multimedia services.

Our hardware and software products and services provide six key, integrated capabilities that create enhanced revenue opportunities and facilitate reduced costs for mobile operators:

•

Intelligence to shape the subscriber experience. Our products’ system intelligence allows mobile operators to manage each subscriber session, which is critical for creating, delivering and charging for differentiated services, while enhancing the subscriber experience. Our products combine custom software with significant processing power and memory to conduct a detailed inspection of each subscriber session and to associate that session with a subscriber need, operator service requirement or operator business policy.

•

High performance. Our products improve the performance of a mobile operator’s network by enhancing the network’s capabilities and efficiencies. Our products are able to handle increasing amounts of network traffic to support a large number of subscribers on one platform. They also provide high bandwidth and data processing rates for improved traffic capacity and flow, which increases network efficiency and performance. In addition, the high call transaction rates provided by our products enhance scalability, reduce unwanted delays in network traffic and allow the subscriber to have quick access to network services.

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

•

Reliability and redundancy. Our system architecture provides a high level of resiliency and protects the subscriber’s experience. All of our platforms’ system resources, including those used for redundancy, can be shared. Our platforms employ hardware redundancy as well as high-availability software techniques, such as session recovery, fault containment and state replication, to maximize network uptime, maintain subscriber sessions and retain billing information. The self-healing attributes of our software architecture protect the system by anticipating failures and creating mirror processes. Also, our products allow mobile operators to implement geographic redundancy.

•

Support multiple radio access technologies. Our products are capable of supporting multiple radio access technologies, including CDMA, GSM/UMTS and WiMax. This capability allows mobile operators to deliver a uniform service experience to subscribers from a single platform, simplifying the network and limiting operator costs.

•

Well positioned for future technology upgrades. While designed for use in today’s mobile networks, our products are also readily upgradeable to respond to evolving mobile operator environments or requirements, such as IMS. Our platforms can typically provide new network functions or enhanced services through a software upgrade. This simplifies service deployment and network operations, while reducing potentially costly upgrades resulting from the investment in new network elements each time a new technology is introduced.

Our Strategy

Our objective is to strengthen our leadership in the mobile network infrastructure market by enabling mobile operators to enhance the subscribers’ experience, playing a key role in the migration to an all-packet core network and providing products and services that offer new and increased revenue opportunities for mobile operators. Principal elements of our strategy include the following:

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

•

Increase market penetration. Mobile operators continue to increase network coverage and capacity, as well as their service offerings. These changes offer new and expanded sales opportunities both to our existing customers and to potential new customers. Given the earlier transition to high-bandwidth networks by CDMA2000 mobile operators, we have achieved our highest number of deployments in this market. Recently, more GSM/UMTS operators have transitioned or upgraded to high speed data networks which have resulted in additional deployments of our products in these networks. However, significantly more operators worldwide currently utilize GSM/UMTS than CDMA technologies. We believe a significant opportunity for growth is from sales to the GSM/UMTS operators as they continue to transition to high-bandwidth networks, such as HSPA. We intend to increase our penetration of both CDMA and GSM/UMTS operators.

•

Expand into evolving markets. To maintain our leadership in the mobile infrastructure market, we plan to address new radio access network architectures and technologies, such as Mobile WiMax, Femtocell, LTE/SAE and IMS. Because one of the key features of our platforms is access independence—the flexibility and power to deploy a single hardware platform across multiple access architectures and technologies—we will continue to invest in preserving our products’ ability to support new technologies. Additionally, we will continue to participate in industry standards development organizations to contribute to the development of new network standards and architectures.

•

Increase the number of features. We plan to continue to develop new features based on specific customer requests and anticipated market needs. We generally charge our customers for additional standard and custom features.

•

Expand our sales channels. We have developed direct relationships with many leading mobile operators, including those serviced by our OEMs, system integrators and distributors. We intend to continue to expand these relationships and pursue new mobile operator relationships to sell our products. At the same time, our OEM, system integrator and distributor relationships have allowed us to reach a broad mobile operator market. We intend to continue to pursue new OEM, system integrator and distributor relationships and to expand our direct sales force.

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

ST16 and ST40 Multimedia Core Platforms

The ST16 has been deployed since 2003 and the ST40 has been deployed since 2007. The ST16 and ST40 are robust hardware platforms that combine high capacity, availability and performance with subscriber and network intelligence. The ST16 and ST40 are radio access-independent and can be deployed in multiple mobile network environments, including CDMA2000 1X, 1xEV-DO Rev. 0 and Rev. A, GPRS, UMTS, HSPA and Mobile WiMax networks. The ST16 and ST40 are capable of providing multiple network functions and in-line services.

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

•

Home Agent. The Home Agent is the network element on the subscriber’s home network that effectively allows the subscriber to be reachable at its home address even when the subscriber is not attached to its home network. The Home Agent enables multimedia service mobility between multiple networks.

•

PDSN/FA. The Packet Data Serving Node/Foreign Agent, or PDSN/FA, is the network element on a CDMA2000 packet core network that performs multimedia session establishment and termination, accounting and traffic routing. When enabled, PDSN/FA can also provide re-direction to the subscriber’s home network through communications with the Home Agent.

•

Starent Session Control Manager. The Starent Session Control Manager is an integrated network element that enables multimedia services such as voice-over-IP and IP television. The Starent Session Control Manager integrates a Session Initiation Protocol Proxy/Registrar, Call Session Control Functionality and Policy Agent to perform voice-over-IP routing, translation and mobility, admission control, authentication and registration.

•

ASN Gateway. The Access Service Network, or ASN, Gateway, is the network element in a Mobile WiMax packet data network that performs multimedia session establishment and termination, authentication, accounting and traffic or services routing between radio access and packet core network.

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

•

Femto Network Gateway. We have announced the Femto Network Gateway, which offers additional functionality for our ST40 platform. A Femto network is comprised of a small base station, called a “femtocell”, which is installed in a customer’s home and connects to a high-speed internet connection to improve wireless coverage of mobile devices, and a Femto Network Gateway. The Femto Network Gateway is an element in a Femto network that terminates IPsec/IKEv2 tunnels from Femtocells, which carries both authentication information and user data, and aggregates traffic from multiple Femtocells into the mobile operator’s core network using standard interfaces.

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

“In-line” Services

The ST16’s and ST40’s processing power and abundant memory are designed to enable mobile operators to integrate multiple in-line service capabilities into the core network. In-line services that we currently offer or plan to offer in the future include enhanced charging and billing, intelligent traffic control, application detection and control, stateful firewall and content filtering. Mobile operators can deploy in-line services along with required core network functions such as a PDSN, GGSN, Home Agent or ASN Gateway. Deploying these service functions in-line with the core network can provide more efficient network traffic flows and a more secure and satisfying subscriber experience. Additionally, in-line services allow a mobile operator more flexibility and greater simplicity in designing their networks because they have fewer network elements, such as servers, load balancers, firewalls and routers to deploy and support. This can lead to a higher degree of network optimization, lower operating costs and a higher level of service assurance.

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

Our Technology

We have spent over eight years developing and constantly improving our technology and products. This development includes our custom hardware platforms, our operating system, each network function we support, in-line service capabilities, our element management system and many customer-required features. Our technology integrates system intelligence, service flexibility, high availability and high-performance within products that can distribute all service tasks across the entire platform. In addition, as we have deployed our products with many of the world’s largest mobile operators, we have been tasked to address operator specific requirements. These requirements, such as geographic redundancy and custom accounting and protocol development, have required significant development.

Platform Architecture

Each of the ST16’s and ST40’s uses a distributed architecture that allows it to allocate tasks or system actions across the entire platform. This distributed architecture provides for simplicity, ability to handle increasing amounts of network traffic and improved reliability, manageability and performance over alternative bladed architectures. A bladed architecture, where each processing card, or blade, has a distinct functionality, requires the addition of new blades for new services and each service would require a unique blade for redundancy. We believe the distributed architecture of our products enables more efficient hardware usage with enhanced performance characteristics. Additionally, the application of billing and other session policies control and packet forwarding paths are separated on different processing resources. This separation of processes improves the ability to handle increasing amounts of network traffic and traffic flow efficiencies while diminishing latency, or delay, within the session, and ensuring faster session setup and handoff. As a result, mobile operators can deploy more efficient mobile networks that can handle a greater number of concurrent sessions with less hardware.

System Intelligence

Our products and services provide mobile operators with the ability to inspect data packets from individual transactions in great detail. This deep packet inspection allows the ST16 and the ST40 to intelligently shape each subscriber session using quality of service, bandwidth allocation and traffic flow control, which in turn allows mobile operators to actively manage network traffic flows to improve the subscriber’s experience.

The ST16 and ST40 also offer service steering, which allows mobile operators to efficiently steer or route each session through appropriate services based on key policies for that particular session or subscriber.

The ST16’s and ST40’s system intelligence provides mobile operators with the following key capabilities:

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

Customer Support and Services

We provide wide-ranging and highly interactive support through our system engineering organization, including pre-sales consultation, network testing and trialing, network design, installation, third party product integration, operation, post-sales maintenance and training. Our support organization provides 24x7 operational support. This support team consists of resources located throughout the world which provide our customers timely access to our support technicians and engineers.

We provide our customers with a variety of training courses on the deployment, operation and maintenance of our products. Training is performed in our Technical Education Center located in Tewksbury, Massachusetts or at the customer’s location. These courses generally range from two to five days and cover a variety of topics from product overview and installation through configuration and maintenance.

Sales and Marketing

We market and sell our products to mobile operators through our direct sales organization and indirectly through our OEMs, system integrators and distributors. In 2008, 90% of our revenues were from direct sales and 10% were from sales through OEMs, system integrators and distributors. In 2007, 69% of our revenues were from direct sales and 31% were from sales through OEMs, system integrators and distributors. In 2006, 50% of our revenues were from direct sales and 50% were from sales through OEMs, system integrators and distributors.

Direct Sales

Our direct sales organization focuses on selling to leading mobile operators throughout the world. We have sales personnel in a number of markets throughout the world, including the United States, Australia, Brazil, Canada, China, France, Germany, India, Japan, Korea, Mexico, Spain and the United Kingdom.

OEM, System Integrator and Distributor Relationships

We have developed relationships with a number of OEMs, system integrators and distributors, including Alcatel-Lucent, Motorola, Nortel Networks, Samsung Electronics and ITOCHU Techno-Solutions Corporation, also known as CTC. In some cases, these relationships have allowed us to reach a broader mobile operator market than was possible through our direct sales efforts. We believe that OEMs benefit from these relationships by leveraging our research and development expertise, reducing the time-to-market for new products and realizing incremental revenues from the sale of complementary hardware, software and services resulting from the incorporation of our technology into their product offerings. The system integrators and distributors with whom we have relationships specialize in building integrated products for mobile operators by putting together components from different vendors. Typically, when an OEM, system integrator or distributor services a large mobile operator, we also maintain a direct relationship with the operator, which facilitates offering our customer support and services program.

Marketing and Product Management

Our marketing and product management organizations focus on defining our product requirements, educating our mobile operator customers and our OEMs, system integrators and distributors, media and analysts on our technology, building brand awareness and supporting the efforts of the sales organization. We market our products through industry events, public relations efforts, collateral materials and on our Internet site. We participate in industry events, including management presentations on the topics of broadband mobile wireless network technologies and the efficient delivery of multimedia services. We believe the combination of these efforts creates awareness of us and our products and technologies.

Customers

Our primary customers are mobile operators located throughout the world that are deploying or seeking to deploy packet-based multimedia services over next generation networks. We also sell our products to OEMs and system integrators.

Over 85 mobile operators in more than 35 countries, including leading mobile operators using the CDMA, GSM/UMTS and WiMax radio access technology, have deployed our products.

In each of years ended December 31, 2008, 2007 and 2006, we derived more than 90% of our revenues from our top five customers. In 2008, we had two customers, Sprint/Nextel and Verizon Wireless, that each represented more than 10% of our revenues. In 2007, we had three customers, CTC, Sprint/Nextel and Verizon Wireless, that each represented more than 10% of our revenues. In 2006, Nortel Networks and Verizon Wireless each represented more than 10% of our revenues. We terminated our OEM relationships with Nortel Networks in December 2006 and March 2007. In May 2008, we entered into a distribution agreement with Nortel Networks.

Information with respect to the percentage of our revenues based on customers’ geographical locations is set forth below:

	Year Ended December 31,
	2008	2007	2006
United States and Canada	91%	76%	87%
Japan	5	13	4
Korea	3	9	1
Rest of world	1	2	8

Total	100%	100%	100%

Information with respect to our long-lived assets by geographic location is set forth below:

	At December 31,
	2008	2007
United States	$21,059	$15,614
India	7,857	4,676
Rest of world	716	162

Total	$29,632	$20,452

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

As of December 31, 2008, we had 95 research and development personnel in the United States and 354 research and development personnel in India. Our research and development organization has extensive industry experience that provides us with the core competencies required to deliver products suitable for global mobile operator networks. Our employees’ expertise includes:

•	carrier-class equipment design and manufacturing;

•	IP networking;

•	mobile networking;

•	voice and multimedia services;

•	element management; and

•	wireless access.

We have made substantial investments in product and technology development since we were founded in 2000. Research and development expenses totaled $51.6 million in 2008, $38.9 million in 2007 and $26.0 million in 2006.

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

Although there are multiple sources for most of the component parts of our products, some components are sourced from single or, in some cases, limited sources. For example, Plexus purchases through electronics distributors various types of central processors, network processors, switch fabrics, oscillators and memory devices from various component manufacturers, including Broadcom Corporation, Intel Corporation and Vitesse Semiconductor Corporation, which are presently Plexus’ sole sources for these particular components. We typically do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require Plexus to have a written agreement with these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. We provide forecasts to Plexus so that it can source the key components in advance of their anticipated use, with the objective of maintaining an adequate supply of these key components for use in the manufacture of our products. In addition, we maintain a small inventory of key components that we believe are most critical to the manufacturing process.

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

Our primary competitors consist of major network infrastructure providers, including Cisco Systems, Inc. and UTStarcom, Inc. in the CDMA2000 market and Cisco Systems, Huawei Technologies Co., Ltd., LM

Ericsson Telephone Co. and Nokia Siemens Networks B.V. in the GSM/UMTS market. As next-generation technologies such as Mobile WiMax, Femtocell and IMS develop, we expect to compete in those new markets with some of these existing competitors as well as with new competitors. In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop in-house alternative products to those currently provided by us. Additionally, OEMs might elect to source technology from our competitors.

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

As of December 31, 2008, we owned a total of 5 United States patents and 46 United States utility patent applications. With respect to 24 of these 51 United States patents and United States utility patent applications, we have filed additional foreign counterparts, patents and/or applications.

The expiration date for each of our issued United States patents range from 2022 to 2026. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or shorten the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products under development can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

Employees

As of December 31, 2008, we had 774 full-time employees. Of our employees, 293 are located in the United States and 481 are located in other geographical regions of the world. We consider our current relationship with our employees to be good. None of our employees is represented by labor unions or has collective bargaining agreements.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.starentnetworks.com) under the “Investors” section as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we also include on our website our code of business conduct and ethics, corporate governance guidelines and the charters for each of the audit, compensation and nominating and corporate governance committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. You may read and copy materials that we have filed with the SEC at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our SEC filings are available to the public on the SEC’s website (www.sec.gov).

Item 1A.	Risk Factors

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us. Please also see “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” earlier in this Annual Report on Form 10-K. The following discussion highlights certain risks which may affect future operating results. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for mobile network infrastructure purchases and delays in their purchasing decisions;

•	the timing of recognizing revenue in any given period as a result of software revenue recognition rules;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each period;

•	the level of our customer concentration and our ability to generate purchases in any particular period from large customers;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	costs related to litigation, claims and other contingencies;

•	increases in our effective tax rate due to the use of substantially all of our accumulated net operating loss carryforwards in prior periods;

•	fluctuations in exchange rates; and

•	general economic conditions in our domestic and international markets.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of orders from a key customer could significantly reduce our revenues.

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. For example, for the year ended December 31, 2008, we had two customers that each accounted for more than 10% of our revenues and in the aggregate represented 81% of our revenues and in 2007 we had three customers that each accounted for more than 10% of our revenues and in the aggregate represented more than 75% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

Competitive products may in the future have better performance, lower prices and broader acceptance than our products. Our primary competitors include Cisco Systems, Inc., Huawei Technologies Co., Ltd., LM Ericsson Telephone Co., and Nokia Siemens Networks B.V., each of which has a longer operating history, greater name recognition, a larger customer base and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. In addition, many of our competitors have a broader range of products and may be able to offer concessions to potential customers on bundled purchases that we are not able to match because we currently offer only a single line of products. We also face competition from a number of companies with more limited market share either generally or by geography and newer market entrants.

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

The two principal radio access interfaces in use today for mobile communications are Code Division Multiple Access, or CDMA, and Global System for Mobile Communications/Universal Mobile Telecommunications System, or GSM/UMTS. To date, we have achieved our highest number of deployments in the CDMA market, which has transitioned faster to high-bandwidth networks. However, significantly more operators worldwide currently utilize GSM/UMTS than CDMA technologies. In order to continue our growth, we believe it is important that we continue to expand into the GSM/UMTS market. To date, we have established relationships with a number of GSM/UMTS operators, and we intend to devote significant sales and marketing resources to further penetrate the GSM/UMTS market. If GSM/UMTS operators do not transition or delay their transition to high-bandwidth networks, or if we are unable to establish relationships with additional GSM/UMTS operators, we may not be able to grow our business as expected and our results of operations will be adversely affected.

We rely on OEMs, system integrators and distributors to sell some of our products, and our failure to develop and manage our distribution channels could adversely affect our business.

For our sales to mobile operators, we rely in part on establishing and maintaining successful relationships with original equipment manufacturers, or OEMs, system integrators and distributors. Our revenues depend in part on the effective performance of these distribution relationships. By utilizing these indirect sales channels we may have less contact with the end users of our products, thereby potentially making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Developing relationships with qualified OEMs, system integrators and distributors and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support our OEM, system integrator and distributor relationships, including investment in systems and training. We have no minimum purchase commitments with any of our OEMs, system integrators or distributors, and our contracts with them do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential OEMs, system integrators and distributors to favor their products or to prevent or reduce sales of our products. Our OEMs, system integrators and distributors may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with our OEMs, system integrators and distributors could adversely affect our business, operating results and financial condition.

If network functions and services similar to those offered by our products are incorporated into existing or new mobile network infrastructure products, demand by mobile operators for our products may diminish.

Mobile network infrastructures are continually evolving with changing industry standards and the introduction of new technologies and network elements. Network functions and services provided by our products located within the packet core network may be provided by different network elements within these networks. Other providers of mobile network infrastructure products may add network functions and services provided by our products to their existing products or offer new products with similar characteristics for different parts of the network infrastructure.

The inclusion of, or the announcement of an intent to include, functionality and services perceived to be similar to those offered by our products in competitor products within or outside the packet core network could have an adverse effect on our ability to market and sell our products. Furthermore, even if the network functions and services offered by our competitors are more limited than those provided by our products, a significant number of customers may elect to accept limited functionality or services in lieu of adding our products to their network. The adoption of these competitive products or different approaches to network infrastructure by mobile operators could have an adverse effect on our business, operating results and financial condition.

The applications of existing or future accounting standards could result in significant fluctuations in our operating results.

We recognize our revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, and related amendments and interpretations and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under these accounting standards, even if we deliver products to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product until a future period when all the conditions necessary for revenue recognition have been satisfied. Conditions that can cause delays in revenue recognition include arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value; requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer; or material customer acceptance criteria. Our customer contracts typically include one or more of these types of conditions. Therefore, we often must defer revenue recognition for a period of time after our products are delivered and billed to a customer, and such deferral may extend over one or more fiscal quarters. The period of deferral, if any, depends on the specific terms and conditions of each customer contract, and therefore it is difficult for us to predict with accuracy at the beginning of any fiscal period the amount of revenues that we will be able to recognize from anticipated customer shipments in that period. Moreover, any changes in interpretations and guidance as to SOP 97-2 could have a significant effect on our reported financial results.

We may have difficulty acquiring new customers due to the high costs of switching mobile network infrastructure providers or equipment.

Mobile network operators typically make substantial investments when deploying mobile network infrastructure. Once a mobile network operator has deployed infrastructure for a particular portion of their network, it is often difficult and costly to switch to another vendor’s infrastructure. Unless we are able to persuasively demonstrate that our products offer performance, functionality or cost advantages that materially outweigh a customer’s expense of switching from a competitor’s product, it will be difficult for us to generate sales once that competitor’s equipment has been deployed. Accordingly, if a customer has already deployed a competitor’s product for their network infrastructure, it may be difficult for us to sell our products to that customer.

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

Some of our products must be tailored to meet customer specifications. As a result, we often develop new features and enhancements to our products. These product enhancements often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often do not recognize revenue from our new products or enhancements until we have incurred significant development costs, and our operating results will suffer if sales of new products or enhancements fail to meet expectations.

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

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of December 31, 2008, approximately 62% of our employees were located outside of the United States, including 401 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable and longer payment cycles, especially in emerging markets;

•	our ability to comply with differing technical standards and certification requirements outside North America;

•	reduced protection for intellectual property rights in some countries;

•	new and different sources of competition;

•	internationalization of our products to meet local customs or the needs of local marketing organizations;

•	compliance with multiple, conflicting, and changing laws and regulations, including employment, tax, trade, privacy, and data protection laws and regulations;

•	laws and business practices, which may vary from country to country and may favor local competitors; and

•	tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets.

Our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, the Euro and the Indian rupee. These fluctuations could negatively affect our operating results and could cause our net income or loss to vary from quarter to quarter. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $254.1 million in 2008, and the number of our employees increased from 200 at the beginning of 2005 to 774 as of December 31, 2008. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

Failure to maintain effective internal controls over financial reporting and disclosure controls and procedures could adversely affect our business and the market price of our common stock, and impair our ability to timely file our SEC reports.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2008, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with

Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

We are subject to U.S. laws and regulations that prohibit certain practices that may be common in certain foreign countries in which we operate; failure to adhere to these laws and regulations could negatively affect our business and operating results.

Our international operations are subject to certain U.S. laws and regulations applicable to us, including the Foreign Corrupt Practices Act. Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. Although we implement policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors and agents will not take actions in violation of them. Violations of laws or key control policies by our employees, contractors or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products and could adversely affect our business and operating results.

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

In January 2003, the European Union, or EU, issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive, referred to as WEEE, requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing the WEEE directive was August 13, 2004, although extensions were granted in some countries. Producers became financially responsible under WEEE related legislation beginning in August 2005. The other directive, the Restriction on the use of certain Hazardous Substances, referred to as RoHS, restricts lead and other hazardous substances in electronic equipment placed on the EU market after July 1, 2006. If we fail to continue to comply with these directives, we may suffer a loss of revenues, be unable to sell our products in certain markets and countries, be subject to penalties and fines or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in China, Japan or the United States, and the scope of new legislation with respect to currently unregulated substances is uncertain. Costs to comply with WEEE or RoHS related legislation or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We are currently in compliance with these directives; however, we have incurred significant costs related to compliance with current requirements. The costs to comply with current and future environmental and worker health and safety laws may have a material adverse effect on our results of operations, expenses and financial condition.

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

We are presently defending two lawsuits brought by UTStarcom, Inc. In February 2005, UTStarcom filed a lawsuit asserting infringement of a patent in the United States District Court for the Northern District of California relating to a prepaid billing function we provided to one of our customers. This patent lawsuit by UTStarcom has been stayed pending a reissue proceeding of the patent asserted in the case. After the reissue proceeding, the stay of the lawsuit likely will be lifted and the lawsuit may proceed. If this occurs, we will continue to defend ourselves in this litigation, which will require a significant investment of time and financial resources. A finding that we have infringed this patent may require us to pay damages based on our past sale of the prepaid billing function and, in addition, may force us to limit or cease development, manufacturing and sales of the prepaid billing function. This could adversely affect our business, financial condition and results of operations.

In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois. UTStarcom has amended its complaint several times and, as amended, alleges in the re-filed version of its Fourth Amended Complaint violations of the Illinois Trade Secrets Act, conspiracy to misappropriate trade secrets, infringement of patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and certain of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breach of fiduciary duty of loyalty and the employment agreements. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and seven of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We intend to continue to vigorously defend ourselves in this litigation. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom’s favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to pay royalties on past or future sales of our ST16 or ST40 products, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us, and may result in the loss or assignment of ownership of a specified patent and seven patent applications owned by us. This could adversely affect our business, financial condition and results of operations.

We cannot assure you that in the future other third parties will not assert that our technology violates their intellectual property rights or that we will not be the subject of a material intellectual property dispute. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

•	incur substantial expenses and expend significant management efforts;

•	pay damages;

•	cease making, licensing or using products that are alleged to incorporate the intellectual property of others;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies; and

•	expend additional development resources to redesign our products.

We may also be required to indemnify customers, distributors or systems integrators for their use of the intellectual property associated with the current suit or for other third-party products that are incorporated into our products and that infringe the intellectual property rights of others. If we are unable to resolve our legal obligations by settling or paying an infringement claim or a related indemnification claim as described above, we may be required to refund amounts that we had received under the contractual arrangement with the customers, distributors or systems integrators.

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

Our corporate headquarters is located in Tewksbury, Massachusetts, where we occupy an approximately 56,000 square foot facility under a lease expiring in February 2011 and 16,000 square feet in a separate facility under a lease expiring January 2013. We use these facilities for administration, research and development, as well as for quality control, testing and shipping of our products. We also own a building in Pune, India and lease a facility in Bangalore, India that we use for research and development activities.

We also lease sales and development offices in Buzzards Bay, Massachusetts; Chicago, Illinois; Overland Park, Kansas; Reston, Virginia; Redmond, Washington; Rio de Janeiro, Brazil; Toronto, Canada; Beijing, China; Tokyo, Japan; Mexico City, Mexico; Seoul, South Korea; Paris, France and London, United Kingdom. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

We are presently defending two lawsuits brought against us by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against us in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by us of UTStarcom’s U.S. Patent No. 6,829,473, entitled “Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks,” which we refer to as the ‘473 patent. In May 2005, we answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that we did not infringe the ‘473 patent and that the ‘473 patent was invalid and unenforceable. In July 2005, we filed an amended answer and counterclaims to the ‘473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the ‘473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom’s reissue application relating to the ‘473 patent. In June 2007, we filed a request for inter partes re-examination of all claims of the ‘473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted our request for inter partes re-examination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action was issued on December 22, 2008, and responses to the office action have been submitted. We believe that we have meritorious defenses against any resulting reissued patent, and we are prepared to vigorously defend the ‘473 patent case through trial.

In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois Trade Secrets Act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to our motion on January 22, 2008, and we filed our reply on January 29, 2008. On May 20, 2008, the Court granted our motion, in part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint. On June 9, 2008, we moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s order to provide a more definite statement of those claims. On July 23, 2008, the Court granted our motion and dismissed the claims that were the subject of the motion. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” On August 11, 2008, the Court granted UTStarcom leave to file a Fourth Amended Complaint. UTStarcom filed a Fourth Amended Complaint on August 27, 2008. In addition, on August 26, 2008, we filed a motion for summary judgment of noninfringement of U.S. Patent No. 7,173,905, which the Court has taken under advisement. On August 27, 2008, UTStarcom filed a motion to dismiss our third, fourth, and fifth counterclaims for unenforceability of the asserted patents, tortious interference with prospective economic advantage, and malicious prosecution, respectively.

We filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008. The Court granted our motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008. UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008. We filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008. On December 5, 2008, the Court granted UTStarcom’s motion to dismiss in part, dismissing our counterclaim for malicious prosecution and denying UTStarcom’s motion to dismiss our third and fourth counterclaims for unenforceability of the asserted patents and tortious interference with prospective economic advantage. On January 6, 2009, we moved to amend our counterclaims to add a claim for trade secret misappropriation against UTStarcom. The Court granted this motion, and UTStarcom answered the counterclaim on January 26, 2009. The Court has set a ruling date of March 4, 2009 on our motion to dismiss certain counts of UTStarcom’s Fourth Amended Complaint. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, declarations of ownership relating to the specified patent and patent applications owned by us, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We believe we have meritorious defenses to each of UTStarcom’s claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

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

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock commenced trading on the NASDAQ Global Market under the symbol “STAR” on June 6, 2007. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
2007
Second quarter (from June 6, 2007)	$17.00	$13.29
Third Quarter	$24.11	$13.55
Fourth Quarter	$31.67	$16.02

2008
First Quarter	$17.39	$10.97
Second Quarter	$18.24	$10.50
Third Quarter	$14.00	$11.56
Fourth Quarter	$12.70	$7.60

On February 23, 2009, the last sale price of our common stock as reported on the NASDAQ global market, was $13.86.

Dividend Policy

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors the board deems relevant.

Stockholders

As of February 23, 2009, there were 240 holders of record of our common stock.

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

The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

We have derived the statement of operations data below for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements included in this Annual Report. We derived the consolidated financial data for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 from our audited financial statements which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statement of Operations Data:
Revenues	$254,076	$145,797	$94,350	$59,660	$34,395
Cost or revenues	55,989	38,363	27,726	13,643	13,445

Gross profit	198,087	107,434	66,624	46,017	20,950

Operating expenses:
Research and development	51,557	38,868	25,980	18,107	13,303
Sales and marketing	71,526	46,434	30,311	19,785	18,445
General and administrative	22,824	15,340	8,515	7,352	3,185

Total operating expenses	145,907	100,642	64,806	45,244	34,933

Income (loss) from operations	52,180	6,792	1,818	773	(13,983)
Other income (expense), net	6,768	6,090	2,237	644	95

Income (loss) before income tax benefit (expense)	58,948	12,882	4,055	1,417	(13,888)
Income tax benefit (expense)	1,576	(1,413)	(413)	(513)	(160)

Net income (loss)	$60,524	$11,469	$3,642	$904	$(14,048)

Net income (loss) per share applicable to common stockholders:
Basic	$0.87	$0.13	$(0.62)	$(0.97)	$(3.28)

Diluted	$0.82	$0.12	$(0.62)	$(0.97)	$(3.28)

Weighted-average shares used in computing net income (loss) per common share:
Basic	69,497	40,901	7,026	6,642	6,197

Diluted	74,252	47,044	7,026	6,642	6,197

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$369,351	$233,599	$60,154	$37,489	$20,819
Working capital	303,860	243,269	19,848	41,490	10,002
Total assets	528,217	349,379	104,267	84,353	63,892
Indebtedness	—	—	—	33	197
Redeemable convertible preferred stock	—	—	130,270	122,282	97,043
Total stockholders’ equity (deficit)	338,201	254,939	(105,511)	(103,202)	(97,092)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

In November 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. Of the shares sold in the offering, 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain selling stockholders. We received total net proceeds from the November 2007 public offering of approximately $88.1 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of December 31, 2008, we had 774 employees worldwide. Our revenues for the years ended December 31, 2008, 2007 and 2006 were $254.1 million, $145.8 million and $94.4 million, respectively. Our net income for the years ended December 31, 2008, 2007 and 2006 was $60.5 million, $11.5 million and $3.6 million, respectively.

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

•

The timing of revenue recognition in relation to the shipment of products. Our products contain software which is not incidental to our products. Therefore, we recognize revenue pursuant to the requirements of SOP 97-2. These requirements often cause us to defer recognition of revenue for a significant period of time after shipment, as a consequence of certain features of our customer arrangements (such as customer acceptance provisions), as well as the requirement that we establish company-specific evidence of the fair values of our products and services.

The variability of our revenues directly impacts our operating results in any particular period since a significant portion of our operating costs, such as personnel costs, depreciation expense and sales commissions are either fixed in the short term or may not vary proportionately with recorded revenues.

Cost of Revenues

Cost of revenues consists of costs of products sold and services provided. Cost of products consists primarily of payments to a third party manufacturer for purchased materials and services as well as internal costs, such as salaries and benefits related to personnel, provisions for inventory obsolescence, related overhead and share-based compensation. The use of an outsourced manufacturer enables us to conserve working capital, adjust to fluctuations in demand and provide for timely delivery to our customers. Cost of services consists primarily of salaries, benefits and share-based compensation related to professional services and technical support personnel, product repair costs, depreciation and related overhead.

Gross Profit

Our gross profit has been, and will be, affected by many factors, including the demand for our products and services, the average selling price of our products, which in turn depends on the mix of product configurations sold, new product introductions, the region of the world in which our customers are located, the volume and costs of manufacturing our hardware products and the cost associated with implementing our products in our customer networks.

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

•

General and administrative expense consists primarily of personnel costs related to our executive, finance, legal, human resource and information technology organizations, professional fees, insurance and other related overhead expenses.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on cash and short-term investments. We have historically invested our cash in money market funds and other short-term, high-grade investments.

Other income (expense) also includes gains (losses) from foreign currency transactions with international customers and our foreign subsidiaries. The functional currency of our foreign operations is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year.

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

Revenue Recognition

Our revenues are generated through fulfillment of contractual arrangements that contain multiple elements, including equipment with embedded software and services, such as installation, training, consulting and maintenance and support, or M&S. We recognize revenue in accordance with SOP 97-2 and SOP 98-9. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable. Certain of these requirements, most notably the customer acceptance terms generally included in our contracts and our need to establish fair values of our products and services based on facts specific to our operations, are critical to the timing and extent of our revenue recognition. As a result of these factors, the majority of our contractual arrangements result in the deferral of revenue and the time period for deferral may be significant. In addition, in certain circumstances, pricing considerations must be assessed to determine whether the price is fixed or determinable.

Product revenues consist of revenues from sales of our hardware and licensing of our software. Product sales generally include a perpetual license to our software. Product revenues are generally recognized at shipment or upon customer acceptance, if contractually required, assuming all other revenue recognition criteria are met. Typically, all of our products are sold along with product support services, which consist of software updates and product support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is generally 12 to 24 months.

Pursuant to SOP 97-2, revenue is allocated to deliverables based on vendor specific objective evidence of fair value, or VSOE, when VSOE exists. Generally, all revenue for an arrangement is initially deferred when VSOE does not exist for any undelivered element and is subsequently recognized ratably over the contractual M&S period in cases when M&S is the only undelivered element. If VSOE exists for the undelivered elements, but not the delivered elements, revenue is recognized under the residual method set forth in SOP 98-9, which provides that revenue for the delivered elements is recognized based on the difference between the total arrangement fee and the VSOE of the undelivered elements. Revenue for the undelivered elements is then recorded as those elements are delivered. When we defer revenue in an arrangement, the related product costs are also deferred, subject to their realizability, and recognized in or over the same period as the related revenue.

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

Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standard, or SFAS, 123R, Share-Based Payment, which we adopted January 1, 2006. SFAS 123R requires companies to expense the fair value of employee stock options and other forms of share-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we will continue to apply Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in future periods to equity awards outstanding prior to the date of our adoption of SFAS 123R. In accordance with SFAS 123R, we recognize the compensation cost of share-based awards on a graded-vesting basis over the vesting period of the award. Effective with the adoption of SFAS 123R, we elected to use the Black-Scholes option pricing model to determine the weighted average fair value of stock options granted or modified.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R (the requirements of which are consistent with those previously utilized under SFAS 123, Accounting for Stock-Based Compensation) and EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Several key assumptions are made in determining the grant date fair value of our stock options, including: the grant date market value of our common stock, the rate of volatility, the risk-free interest rate and the rate of expected forfeitures. As there was no public market for our common stock prior to our initial public offering, the determination of the fair market value of our common stock was determined by our board of directors. Due to the limited trading history of our common stock, we have determined the volatility for options granted after January 1, 2006 based on an analysis of a combination of reported data for a peer group of companies that issued options with substantially similar terms and our historical data. The expected volatility of options granted has been determined using an average of the historical trading activity of our common stock, implied volatility and the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment, resulting in an expected life for the years ended December 31, 2008, 2007 and 2006 of 6.25 years. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield was assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. As a result, we applied an estimated forfeiture rate of 3%, based on a review of our historical forfeitures, to determine the expense recorded in our consolidated statements of operations. Significant changes in these assumptions, especially the expected life of options, forfeiture rate and volatility could have a significant impact on our results of operations.

For the year ended December 31, 2008, we recorded expense of $16.5 million in connection with share-based awards. As of December 31, 2008, we had $18.8 million of unrecognized expense related to non-vested stock awards that is expected to be recognized over a weighted average period of 1.4 years.

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

When products have been delivered to customers, but the product revenues associated with the arrangement have been deferred as a result of not meeting the revenue recognition criteria required by SOP 97-2, we defer the related inventory costs for the delivered items. The deferred costs for the delivered products are included in our inventory balances.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions and we use estimates in determining our provisions for income taxes. We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. There are many transactions and calculations about which the ultimate tax outcome is uncertain; as a result, our calculations involve estimates by management.

The income tax accounting process involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we must establish a valuation allowance as a charge to income tax expense.

As of the end of the second quarter of 2008, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of U.S. net operating loss, or NOL, carryforwards and tax credits). However, based upon our operating results over recent years and through September 30, 2008 as well as an assessment of our expected future results of operations, we determined in the third quarter of 2008 that it had become “more likely than not” that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we reduced our valuation allowance during the third quarter of 2008, which resulted in recognition of a deferred tax asset of $8.6 million, a one-time income tax benefit of $6.6 million and a $2.0 million reserve for uncertain tax positions in the U.S., which was recorded in other long-term liabilities. The remaining valuation allowance of $5.2 million was released in the fourth quarter of 2008 in accordance with the requirements under SFAS 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim period after the valuation allowance release has been released. Significant management judgment was required to determine when the realization of our deferred tax assets was deemed more-likely-than-not. Had we not released the valuation allowance in 2008, we would have reported materially different results.

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

We have accumulated significant net operating losses since our inception in August 2000. Since the net operating losses have been and will be utilized to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.

In accordance with SFAS No. 123R, our deferred tax assets do not include the excess tax benefit related to stock-based compensation in the amount of $2.9 million as of December 31, 2008. Consistent with prior years, we use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which our tax attributes are utilized for book purposes. The “with and without” approach results in the recognition of the windfall stock option tax benefit through additional paid-in capital only after all of our other tax attributes have been considered in the annual tax accrual computation. In addition, we elected to account for the indirect benefits of stock-based compensation on items such as the research tax credit or the domestic manufacturing deduction through the consolidated statement of operations rather than through paid-in-capital.

On January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We did not recognize any change in our reserves for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, we had $0.1 million of unrecognized tax benefits, the benefit of which, if recognized, would favorably affect the income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, we had recorded a liability of $2.9 million of unrecognized tax benefits, including accrued interest and penalties of $0.2 million. If recognized, the benefit of $2.5 million of this amount would favorably affect the income tax rate in future periods.

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Revenues:
Product	$216,281	$125,251	$91,030	73%	$125,251	$81,061	$44,190	55%
Percentage of revenues	85%	86%			86%	86%
Service	37,795	20,546	17,249	84	20,546	13,289	7,257	55
Percentage of revenues	15%	14%			14%	14%

Total revenues	$254,076	$145,797	$108,279	74%	$145,797	$94,350	$51,447	55%

Revenues by Customer Type:
Direct	$227,707	$101,111	$126,596	125%	$101,111	$46,964	$54,147	115%
Percentage of revenues	90%	69%			69%	50%
Indirect	26,369	44,686	(18,317)	(41)	44,686	47,386	(2,700)	(6)
Percentage of revenues	10%	31%			31%	50%

Total revenues	$254,076	$145,797	$108,279	74%	$145,797	$94,350	$51,447	55%

Revenues by Geography:
United States and Canada	$230,425	$110,137	$120,288	109%	$110,137	$81,687	$28,450	35%
Percentage of revenues	91%	76%			76%	87%
Japan	14,386	19,395	(5,009)	(26)	19,395	4,227	15,168	359
Percentage of revenues	5%	13%			13%	4%
Korea	7,542	13,171	(5,629)	(43)	13,171	662	12,509	1,890
Percentage of revenues	3%	9%			9%	1%
Rest of world	1,723	3,094	(1,371)	(44)	3,094	7,774	(4,680)	(60)
Percentage of revenues	1%	2%			2%	8%

Total revenues	$254,076	$145,797	$108,279	74%	$145,797	$94,350	$51,447	55%

Revenues increased $108.3 million, or 74%, in the year ended December 31, 2008 compared to 2007, due to an increase in product revenues of $91.0 million and an increase in service revenues of $17.2 million. Product revenues, which include hardware and software, increased primarily due to product shipments in United States and Canada for which we received customer acceptances and recognized revenue in 2008 versus the same period in 2007 and, to a lesser extent, due to the higher sales price of our ST40 platform as compared to our ST16 platform. The decreases in revenues from Japan and Korea in 2008 compared to 2007 were primarily due to the delivery of specific software functionality in 2007 that did not recur in 2008, as described in the next paragraph. The $17.2 million increase in service revenues for 2008 compared to 2007 was due to an increase in the amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees. Direct revenues increased $126.6 million, or 125%, primarily due to increased sales to existing customers and to the transition of certain customers formerly serviced through Nortel Networks to a direct relationship with us. The decrease in indirect revenues of $18.3 million, or 41%, was primarily due to the transition of certain customers serviced through Nortel Networks to direct relationships, as discussed above.

Revenues increased $51.4 million, or 55%, in the year ended December 31, 2007 compared to 2006, due to an increase in product revenues of $44.2 million and an increase in service revenues of $7.3 million. Product revenues increased due to sales to existing customers and to increased sales in Japan and Korea discussed below. Direct revenues increased primarily due to increased sales to existing customers and to the transition of certain customers formerly serviced through Nortel Networks to a direct relationship with us. The increase in revenues from Japan was due primarily to the recognition of revenue deferred in prior periods since we delivered previously committed software functionality during the quarter ended June 30, 2007. The increase in revenues from Korea was due to increased sales to existing customers and the recognition of $5.5 million that was deferred at December 31, 2006 due to the delivery of committed specific software functionality during the first quarter of 2007. The $7.3 million increase in service revenues for 2007 compared to 2006 was due to an increase in the amount of our products installed at mobile operators.

Cost of Revenues and Gross Profit

The following table sets forth our cost of revenues and gross profit.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Cost of revenues:
Product	$39,974	$29,064	$10,910	38%	$29,064	$25,640	$3,424	13%
Percentage of related revenues	18%	23%			23%	32%
Service	16,015	9,299	6,716	72	9,299	2,086	7,213	346
Percentage of related revenues	42%	45%			45%	16%

Total cost of revenues	$55,989	$38,363	$17,626	46%	$38,363	$27,726	$10,637	38%

Percentage of revenues	22%	26%			26%	29%
Gross profit:
Product	$176,307	$96,187	$80,120	83%	$96,187	$55,421	$40,766	74%
Product gross margin	82%	77%			77%	68%
Service	21,780	11,247	10,533	94	11,247	11,203	44	—
Service gross margin	58%	55%			55%	84%

Total gross profit	$198,087	$107,434	$90,653	84%	$107,434	$66,624	$40,810	61%

Gross margin	78%	74%			74%	71%

Product gross margin increased five percentage points to 82% in 2008 as compared to 2007 due primarily to a higher proportion of software revenue and, to a lesser extent, the higher sales mix and average sales price of our ST40 platform as compared to our ST16 platform. We expect product gross margin to decrease somewhat due to the expansion of our customer base in certain geographic areas.

During 2008, the $6.7 million increase in cost of services as compared to 2007 was primarily due to higher personnel costs, depreciation expense and overhead costs primarily related to the addition of 30 customer support and training personnel and eight operations personnel. Service gross margin increased three percentage points to 58% in 2008 as compared to the same period in 2007. The increase was due to an 84% increase in service revenues compared to a 72% increase in expenses. We anticipate cost of services will increase in future periods as we continue to expand our customer support organization geographically in future periods, which may result in somewhat lower service gross margins in future periods.

Product gross margin increased nine percentage points in 2007 as compared to 2006. The 2006 period included revenues that we recognized upon establishing VSOE for maintenance and support for a type of customer; however, the cost of products associated with this revenue was higher because the arrangement obligated us to provide certain products free of charge. This cost in conjunction with the lower average selling price for this OEM arrangement resulted in lower gross margin in 2006. In addition, in 2007, we transitioned certain mobile operators that were formerly serviced by a reseller to direct relationships, which resulted in higher average selling prices to us.

During 2007, the $7.2 million increase in cost of services as compared to 2006 was primarily due to higher personnel costs, depreciation expense and overhead costs associated with additional customer support and training personnel that were added during late 2006 and in 2007.

Operating Expenses

The following table sets forth our operating expenses.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Research and development	$51,557	$38,868	$12,689	33%	$38,868	$25,980	$12,888	50%
Percentage of revenues	20%	27%			27%	28%
Sales and marketing	71,526	46,434	25,092	54	46,434	30,311	16,123	53
Percentage of revenues	28%	32%			32%	32%
General and administrative	22,824	15,340	7,484	49	15,340	8,515	6,825	80
Percentage of revenues	9%	11%			11%	9%

Total operating expenses	$145,907	$100,642	$45,265	45%	$100,642	$64,806	$35,836	55%

Percentage of revenues	57%	69%			69%	69%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and consulting, travel and depreciation expenses. Personnel costs are our largest expense, representing $92.0 million, or 63% of our total operating expenses for the year ended December 31, 2008; $68.5 million, or 68% of our total operating expenses for the year ended December 31, 2007; and $39.5 million, or 61% of our total operating expenses for the year ended December 31, 2006.

Research and development

The following table sets forth our research and development expenses.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Research and development	$51,557	$38,868	$12,689	33%	$38,868	$25,980	$12,888	50%
Percentage of revenues	20%	27%			27%	28%

Research and development expenses increased $12.7 million, or 33%, in 2008 compared to 2007. The increase was due to increases in cash compensation of $4.3 million, primarily due to the addition of 70 employees; higher depreciation expense of $5.5 million related to our research and development capital expenditures primarily utilized in our quality assurance and customer lab testing facilities and higher consulting expense of $2.3 million primarily related to the interoperability testing of our products with other vendors’ network elements. In addition to the increases in expenses noted above, reimbursements for non-recurring engineering projects, which are recorded as a reduction of research and development expense, decreased by $1.8 million in 2008 as compared to 2007. These increases in expenses were partially offset by lower prototype and related equipment expenses of $2.5 million.

Research and development expenses increased $12.9 million, or 50%, in 2007 compared to 2006. The increase was due to the increases in cash compensation of $6.8 million, primarily related to the addition of 133 employees; share-based compensation of $5.2 million, primarily related to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees; and higher depreciation expense of $1.1 million related to significant additions of quality assurance testing equipment, partially offset by lower amounts of various other expenses.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate personnel costs and depreciation expense to increase during 2009 as we continue to add quality assurance personnel and increase our test lab facilities. We expect research and development expenses will increase in absolute amount in 2009.

Sales and marketing

The following table sets forth our sales and marketing expenses.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Sales and marketing	71,526	46,434	25,092	54%	46,434	30,311	16,123	53%
Percentage of revenues	28%	32%			32%	32%

Sales and marketing expenses increased $25.1 million, or 54%, in 2008 compared to 2007, but decreased as a percentage of revenues to 28%. This increase was due to higher cash compensation of $13.2 million, primarily related to the addition of 44 employees and an increase in our sales commission expense of $4.5 million; higher share-based compensation of $1.9 million primarily due to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees; higher consulting expense of $2.3 million due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers; higher demonstration expenses of $2.1 million as a result of the expansion of our sales activities geographically and travel expenses of $1.0 million due primarily to our employee additions.

Sales and marketing expenses increased $16.1 million, or 53%, in 2007 compared to 2006, but remained at 32% of revenues. This spending increase was primarily due to the higher cash compensation of $10.1 million, primarily related to the increase in sales commission expense and the addition of 19 employees; share-based compensation of $2.5 million related to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees; $0.9 million higher consulting expenses and increased travel expenses of $1.7 million. Consulting expenses increased primarily due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers. The increase in travel expenses was due to our employee additions. All of these expense increases were due to the expansion of our direct sales force into additional geographic areas and at significant customer accounts to address market opportunities.

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

General and administrative

The following table sets forth our general and administrative expenses.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
General and administrative	22,824	15,340	7,484	49%	15,340	8,515	6,825	80%
Percentage of revenues	9%	11%			11%	9%

General and administrative expenses increased $7.5 million, or 49%, in 2008 as compared to 2007. The increase was primarily due to higher cash compensation of $2.9 million related to the addition of 12 employees; higher share-based compensation of $0.7 million related to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees; and an increase in professional fees of $3.3 million due primarily to costs associated with pending litigation.

General and administrative expenses increased $6.8 million, or 80%, in 2007 as compared to 2006, primarily due to higher cash compensation of $1.7 million, primarily related to the addition of 19 employees; share-based compensation costs of $2.7 million related to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees; and higher professional fees of $1.3 million, consulting fees of $0.9 million and insurance of $0.5 million. The increase in professional fees was primarily due to costs associated with our defense in the UTStarcom litigation. Consulting fees increased primarily due to enhancements of our enterprise financial and support systems. The increase in insurance expense was due primarily to coverage changes associated with us becoming a publicly-traded company in June 2007.

We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth and incur additional costs related to operating as a publicly-traded company, including increased audit and legal fees, costs of compliance with securities and other regulations and investor relations. In addition, we expect to continue to incur costs associated with patent litigation discussed in Part I—Item 3 “Legal Proceedings”.

Interest income

The following table sets forth our interest income.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Interest income	$7,453	$6,065	$1,388	23%	$6,065	$2,313	$3,752	162%

Interest income consists of income generated from the investment of our cash balances and short-term investments. Interest income increased $1.4 million in 2008 as compared to 2007, primarily due to higher average cash and investment balances partially offset by lower rates of return. The increase in our cash and short-term investment balances was due primarily to cash generated from operations.

Interest income increased $3.8 million in 2007 compared to 2006 due to higher average balances and higher rates of return. In June 2007, our cash and short-term investment balance increased approximately $116.0 million due to the receipt of the net proceeds of our initial public offering, and in November 2007 our cash and short-term investment balance increased approximately $88.1 million due to the net proceeds of our follow-on public offering.

Foreign Currency Exchange Gain (Losses)

The following table sets forth our foreign currency exchange gain (losses).

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Foreign currency gains (losses)	$(671)	$26	$(697)	(2,681)%	$26	$(73)	$99	136%

For the year ended December 31, 2008, we recorded foreign currency losses of $0.7 million, compared to foreign currency gains of $26,000 in the same period of 2007. The difference in the 2008 period was due to an increase in the amount of our assets, primarily cash and accounts receivable, denominated in foreign currencies, primarily Euros, which were translated at the end of the reporting period, and to the weakness of the U.S. dollar that occurred during 2008.

For the year ended December 31, 2007, we recorded foreign currency gains of $26,000, compared to foreign currency losses of $73,000 in the same period of 2006. The difference in the 2007 period was due to an increase in the amount of our assets, primarily cash and accounts receivable, denominated in foreign currencies, primarily Euros, which were translated at the end of the reporting period.

Income tax benefit (expense)

The following table sets forth our income tax benefit (expense).

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Income tax benefit (expense)	$1,576	$(1,413)	$2,989	(212)%	$(1,413)	$(413)	$(1,000)	242%

For the year ended December 31, 2008, our effective tax rate was a benefit of 2.7% on pre-tax income of $58.9 million, as compared to provisions of 11.0% and 10.2% in 2007 and 2006 on pre-tax income of $12.9 million and $4.1 million, respectively. Our effective tax rate in 2008 was lower than the statutory federal income tax rate of 35% due primarily to (i) our use in the first half of the year of available NOLs and research and development tax credits to offset our U.S. taxable income (which partially reduced the valuation allowance we had previously recorded against those NOLs) and (ii) a tax benefit of $11.9 million recorded in the second half of the year upon our decision in the third quarter of 2008 to release the remaining valuation allowance recorded against our net deferred tax assets; both partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries. Our effective tax rates for the years ended December 31, 2007 and 2006 were lower than the statutory federal income tax rate of 34% due primarily to our use of NOLs and research and development tax credits to offset our U.S. taxable income (which reduced the valuation allowance we had previously recorded against those NOLs), partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

As of the end of the second quarter of 2008, a full valuation allowance was recorded against our net deferred tax assets (consisting primarily of U.S. NOL carryforwards and tax credits). However, based upon our operating results over recent years and through September 30, 2008 as well as an assessment of our expected future results of operations, we determined in the third quarter of 2008 that it had become “more likely than not” that we would realize a substantial portion of our deferred tax assets in the U.S. As a result, we reduced our valuation allowance during the third quarter of 2008, which resulted in recognition of a one-time income tax benefit of approximately $6.6 million and a $2.0 million reserve for uncertain tax positions in the U.S., which was recorded in other long-term liabilities. The remaining valuation allowance of approximately $5.2 million was released in the fourth quarter of 2008 in accordance with the requirements under SFAS 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim period after the valuation allowance release has been released.

We anticipate our effective tax rate will increase in 2009 compared to 2008 due to the fact that our NOL and tax credit carryforwards have been substantially utilized as of December 31, 2008.

For the year ended December 31, 2007, we recorded income tax expense of $1.4 million compared to $0.4 million for 2006. The increase in 2007 was primarily due to us being subject to federal alternative minimum tax in 2007 and not in 2006.

Net income

The following table sets forth our net income.

	Years Ended December 31,		Period-to-Period Change		Years Ended December 31,		Period-to-Period Change
	2008	2007	$	%	2007	2006	$	%
	(dollars in thousands)
Net income	$60,524	$11,469	$49,055	428%	$11,469	$3,642	$7,827	215%

Net income increased $49.1 million for the year ended December 31, 2008 compared to 2007 and increased $7.8 million for the year ended December 31, 2007 compared to 2006 due to the items discussed above.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2008. In our opinion, the information presented has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(dollars in thousands)
Revenues:
Product	$59,784	$55,450	$52,160	$48,887	$44,090	$31,588	$25,121	$24,452
Services	10,835	10,611	9,008	7,340	6,520	5,103	5,733	3,190

	70,619	66,061	61,168	56,227	50,610	36,691	30,854	27,642
Cost of revenues:
Product	11,277	10,151	9,497	9,048	10,888	7,422	6,316	4,438
Services	4,191	4,107	3,806	3,910	3,247	2,723	1,942	1,387

	15,468	14,258	13,303	12,958	14,135	10,145	8,258	5,825

Gross profit	55,151	51,803	47,865	43,269	36,475	26,546	22,596	21,817
Operating expenses:
Research and development	12,963	13,750	12,500	12,343	10,605	10,612	7,585	10,066
Sales and marketing	18,608	17,894	16,173	18,851	18,558	11,940	8,867	7,069
General and administrative	5,609	6,129	5,931	5,156	4,934	4,164	3,398	2,844

Total operating expenses	37,180	37,773	34,604	36,350	34,097	26,716	19,850	19,979

Income (loss) from operations	17,971	14,030	13,261	6,919	2,378	(170)	2,746	1,838
Other income, net	1,091	632	1,861	3,185	2,459	2,122	799	710

Income before income tax benefit (expense)	19,062	14,662	15,122	10,104	4,837	1,952	3,545	2,548
Income tax benefit (expense)	(1,555)	4,926	(1,346)	(450)	(677)	(329)	(164)	(243)

Net income	$17,507	$19,588	$13,776	$9,654	$4,160	$1,623	$3,381	$2,305

Net income per share:
Basic	$0.25	$0.28	$0.20	$0.14	$0.06	$0.03	$0.03	$0.01

Diluted	$0.24	$0.26	$0.19	$0.13	$0.06	$0.02	$0.03	$0.00

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

•

The timing of revenue recognition in relation to the shipment of products. Our products contain software which is not incidental to our products. Therefore, we recognize revenue pursuant to the requirements of SOP 97-2 as discussed above. Those requirements often cause us to defer recognition of revenue for a significant period of time after shipment, as a consequence of certain features of our customer arrangements (such as customer acceptance provisions) as well as the requirement that we establish company-specific evidence of the fair values of our products and services.

The variability in our revenues directly impacts our operating results in any particular period since a significant portion of our operating costs, such as prototype and related equipment, share-based compensation and sales commissions are either fixed in the short-term or may not vary proportionately with recorded revenues. Commissions are generally recorded at the point in time we receive a customer order and revenue is recorded at the point in time that all of the criteria for revenue recognition have been met. Revenue recognition often occurs in a period subsequent to receipt of the order. In certain circumstances, commissions are not earned until the revenue associated with an order is recognized. The cost for prototype and related equipment may vary based on the number of products being developed.

Liquidity and Capital Resources

Resources

We funded our operations from 2000 through 2004 primarily with net proceeds of issuances of convertible preferred stock of approximately $100.0 million. Since 2005, we have funded our operations principally with cash provided by operating activities, which was driven mainly by our revenue growth.

Cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments at December 31, 2008 of $369.4 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.9 million and $0.7 million at December 31, 2008 and 2007, respectively, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

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

On November 6, 2007, we completed an underwritten public offering of 8,000,000 shares of our common stock at a price to the public of $24.00 per share. Of the shares sold in the offering, 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain selling stockholders. We received total net proceeds from the November 2007 public offering of approximately $88.1 million, after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

Our net cash flows from operating, investing and financing activities for the years indicated in the table below were as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net cash provided by (used in) operating activities	$159,122	$(15,693)	$30,049
Net cash provided by (used in) investing activities	$(17,490)	$9,441	$(27,123)
Net cash provided by financing activities	$4,180	$206,010	$987

Operating activities. Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

The following table sets forth our cash provided by (used in) operating activities:

	Years Ended December 31,			Years Ended December 31,
	2008	2007	Change	2007	2006	Change
	(dollars in thousands)
Received from:
Customers	$346,130	$104,672	$241,458	$104,672	$112,405	$(7,733)
Interest	8,295	5,454	2,841	5,454	2,027	3,427
Payments for:
Employee compensation	(87,319)	(55,535)	(31,784)	(55,535)	(35,548)	(19,987)
Inventory	(58,321)	(40,808)	(17,513)	(40,808)	(17,765)	(23,043)
Professional fees and consulting expenses	(19,358)	(9,110)	(10,248)	(9,110)	(8,282)	(828)
Other operating expenses	(25,335)	(19,813)	(5,522)	(19,813)	(21,957)	2,144
Income taxes	(4,970)	(553)	(4,417)	(553)	(831)	278

	$159,122	$(15,693)	$174,815	$(15,693)	$30,049	$(45,742)

For the year ended December 31, 2008, net cash provided by operating activities was $159.1 million as compared to cash used in operating activities of $15.7 million for 2007. In 2008, we received $346.1 million from our customers, an increase of $241.5 million compared to 2007. This increase was due primarily to the timing of billing and collections of customer orders. The increase in cash received from interest was due primarily to higher average cash and investment balances partially offset by lower rates of return. Our cash received from customers and interest was partially offset by cash payments related to employee compensation, inventory purchases, professional and consulting fees, income taxes and various other operating expenses, as set forth in the table above. The increase in cash paid for employee compensation of $31.8 million was due primarily to our increased number of employees and higher sales commissions, as discussed above. The increase in cash paid for inventories of $17.5 million was due primarily to our purchases to meet our higher level of customer orders, which resulted in higher inventory balances compared to December 31, 2007. The $10.2 million increase in cash paid for professional fees was due primarily to costs of our litigation defense and other corporate matters. The increase in payments for other operating expenses of $5.5 million was due primarily to increases in travel, rents and other expenses due to expansion of our operations and our increased number of employees. The increase in cash paid for income taxes of $4.4 million was due to our higher income generated from operations in 2008 compared to 2007.

For the year ended December 31, 2007, net cash used in operating activities was $15.7 million as compared to cash provided by operating activities of $30.0 million in 2006, as set forth in the table above. In 2007, we received $104.7 million from our customers, an increase of $7.7 million compared to 2006 and $5.5 million of interest income, an increase of $3.4 million compared to 2006. The increase in cash received from customers was due primarily to the timing of billing and collections, which resulted in lower accounts receivable at the beginning of 2007 and a higher accounts receivable balance at December 31, 2007. The increase in cash received from interest was due primarily to the increase in our cash balances from our public offerings. Our cash received from customers and interest was partially offset by cash payments related to employee compensation, inventory purchases, professional fees, income taxes and various other operating expenses, as set forth in the table above. The increase in employee compensation of $20.0 million was due primarily to our increased number of employees and higher sales commissions, as discussed above. The increase in cash paid for inventories of $23.0 million was primarily due to our purchases of components related to our higher shipments due largely to the introduction of our ST40 platform. The decrease in payments for other operating expenses of $2.1 million was due primarily to lower expenditures for prototypes in 2007 compared to 2006 due to the timing of the introduction of our ST40 platform.

Investing activities. Cash from investing activities consisted primarily of capital expenditures and purchases and sales of short-term investments associated with our investment balances and purchases of long-term non-marketable equity investments. The $17.5 million of cash used in investing activities for the year ended December 31, 2008 consisted primarily of $20.8 million of capital expenditures and $6.0 million related to a long-term non-marketable equity investment we made, partially offset by maturities of short-term investments of $9.6 million. The increase in purchases of property and equipment of $4.2 million for 2008 as compared to 2007 was primarily due to an increase in R&D equipment purchases for customer lab facilities and the expansion of our operations. The $9.4 million of cash provided by investing activities for the year ended December 31, 2007 consisted primarily of maturities of short-term investments of $47.0 million, partially offset by $16.6 million of capital expenditures and purchases of short-term investments of $20.4 million. The increase in purchases of property and equipment of $8.0 million for 2007 as compared to 2006 was primarily due to an increase in R&D equipment purchases for customer lab facilities and the expansion of our operations. The $27.1 million in cash used in investing activities for the year ended December 31, 2006 consisted primarily of purchases of short-term investments of $63.3 million and capital expenditures of $8.6 million, partially offset by maturities of short-term investments of $44.6 million.

Financing activities. Cash from financing activities consisted primarily of proceeds received from our public offerings, exercises of stock options and issuance of restricted common stock. The $4.2 million of cash provided by financing activities for the year ended December 31, 2008 consisted primarily of $2.8 million of cash received from the exercise of stock options and $1.4 million in excess tax benefits from share-based compensation, which lowered our income taxes payable. Cash from financing activities for 2007 consisted primarily of $204.1 million of cash received from the issuance of our common stock in two public offerings during 2007 discussed above. In addition, we received approximately $1.9 million associated with the exercise of options to purchase our common stock and purchases of our restricted common stock. Cash from financing activities for 2006 consisted primarily of $0.3 million for the exercise of stock options and $0.7 million of proceeds received from the issuance of restricted common stock.

At December 31, 2008 and 2007, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

We believe our existing cash and cash equivalents, short-term investments and cash flows from operating activities will be sufficient to finance our planned growth, enhance our products and fund anticipated capital expenditures for the foreseeable future.

We may use the net proceeds from our public offerings for working capital and other general corporate purposes, to finance accelerated growth, develop new product lines and fund acquisitions and strategic investments. These future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements and our expansion of sales and marketing and product development activities. To the extent our existing resources are insufficient to fund these activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or complete an equity or debt financing on terms acceptable to us or at all.

Requirements

Capital expenditures. We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $20.8 million, $16.6 million and $8.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. We expect capital expenditures to be approximately $25-30 million for 2009, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

Contractual obligations and requirements. As of December 31, 2008, our commitments under operating leases and purchase obligations were as set forth below.

	Total	2009	2-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$4,976	$2,401	$2,244	$331	$—
Purchase obligations	17,465	17,269	196	—	—

Total	$22,441	$19,670	$2,440	$331	$—

The table above does not reflect unrecognized tax benefits of $2.9 million, the timing of which is uncertain. Refer to Note 8 to our consolidated financial statements for additional discussion on unrecognized tax benefits.

Off-Balance-Sheet Arrangements

In the normal course of business, we may enter into agreements with our customers which require us to secure performance bonds that guarantee our execution of certain obligations under the agreements. As of December 31, 2008, we had one bank guarantee in the amount of €3.0 million ($4.2 million). The bank guarantee is required to be renewed each year during the term of the agreement, which expires in July 2013. At the end of each calendar year, both parties to the agreement will discuss waiver of the bank guarantee.

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

Foreign Currency Exchange Risk

Our international customer transactions are predominantly denominated in either U.S. dollars or Euro. Accordingly, we have exposure to changes in the exchange rates between the U.S. dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded in foreign currency gain (loss) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of December 31, 2008, our foreign exchange gain or loss would have fluctuated by approximately $0.6 million.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Interest Rate Risk

At December 31, 2008, we had unrestricted cash and cash equivalents totaling $369.4 million. These amounts were invested primarily in money market funds. In periods of financial market volatility, we may hold a greater proportion of our unrestricted cash and cash equivalents in money market funds that invest solely in government securities, which may result in lower yields on these balances. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Recent Accounting Pronouncements

We adopted the provisions of SFAS No. 157, Fair Value Measurement, on January 1, 2008 for our financial assets and liabilities. In accordance with the provisions of FASB Staff Position (FSP) FAS 157-2, Effective Date of SFAS No. 157, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

We adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected the fair value option for any items on our balance sheet.

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

In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement will be effective for us on January 1, 2009. As of December 31, 2008, we did not have any minority interests.

In May 2008, the FASB released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 was effective for us on November 15, 2008. The adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

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

STARENT NETWORKS, CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Starent Networks, Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Starent Networks, Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2009

STARENT NETWORKS, CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$369,351	$223,987
Short-term investments	—	9,612
Accounts receivable	53,689	56,363
Inventories	48,734	29,638
Deferred tax assets, net	3,449	—
Prepaid expenses and other current assets	4,709	6,656

Total current assets	479,932	326,256
Property and equipment, net	29,632	20,452
Deferred tax assets, net	9,699	—
Other assets	8,011	1,955
Restricted cash	943	716

Total assets	$528,217	$349,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,042	$7,448
Accrued expenses and other current liabilities	8,164	6,163
Accrued payroll and related expenses	15,195	15,568
Accrued income taxes	1,945	1,075
Current portion of deferred revenue	141,726	52,733

Total current liabilities	176,072	82,987
Deferred revenue, net of current portion	10,959	10,670
Other long-term liabilities	2,985	783

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 69,867,985 and 68,252,858 shares issued and outstanding at December 31, 2008 and 2007, respectively	70	68
Additional paid-in capital	371,655	348,917
Accumulated other comprehensive income	—	2
Accumulated deficit	(33,524)	(94,048)

Total stockholders’ equity	338,201	254,939

Total liabilities and stockholders’ equity	$528,217	$349,379

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product	$216,281	$125,251	$81,061
Service	37,795	20,546	13,289

Total revenues	254,076	145,797	94,350

Cost of revenues:
Product	39,974	29,064	25,640
Service	16,015	9,299	2,086

Total cost of revenues	55,989	38,363	27,726

Gross profit	198,087	107,434	66,624

Operating expenses:
Research and development	51,557	38,868	25,980
Sales and marketing	71,526	46,434	30,311
General and administrative	22,824	15,340	8,515

Total operating expenses	145,907	100,642	64,806

Income from operations	52,180	6,792	1,818
Interest income	7,453	6,065	2,313
Foreign currency exchange gain (loss)	(671)	26	(73)
Other income (expense)	(14)	(1)	(3)

Income before income tax benefit (expense)	58,948	12,882	4,055
Income tax benefit (expense)	1,576	(1,413)	(413)

Net income	60,524	11,469	3,642
Accretion of redeemable preferred stock	—	(3,445)	(7,988)
Income allocated to preferred stockholders	—	(2,539)	—

Net income (loss) applicable to common stockholders	$60,524	$5,485	$(4,346)

Net income (loss) per share applicable to common stockholders (Note 2):
Basic	$0.87	$0.13	$(0.62)

Diluted	$0.82	$0.12	$(0.62)

Weighted-average shares used in computing net income (loss) per common share (Note 2):
Basic	69,497	40,901	7,026

Diluted	74,252	47,044	7,026

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance at December 31, 2005	6,700	$7	$—	$(23)	$(103,186)	$(103,202)

Accretion of redeemable convertible preferred stock	—	—	(2,015)	—	(5,973)	(7,988)
Vesting of restricted stock	29	—	15	—	—	15
Exercise of stock options	728	—	336	—	—	336
Share-based compensation expense	—	—	1,664	—	—	1,664
Comprehensive income:
Net income	—	—	—	—	3,642	3,642
Change in unrealized loss on short-term investments	—	—	—	22	—	22

Total comprehensive income						3,664

Balance at December 31, 2006	7,457	7	—	(1)	(105,517)	(105,511)

Accretion of redeemable convertible preferred stock	—	—	(3,445)	—	—	(3,445)
Conversion of redeemable convertible preferred stock to common stock	44,288	44	133,671	—	—	133,715
Proceeds from public offerings, net of expenses	14,460	15	204,117	—	—	204,132
Vesting of restricted stock	78	—	271	—	—	271
Exercise of stock options	1,970	2	1,529	—	—	1,531
Share-based compensation expense	—	—	12,774	—	—	12,774
Comprehensive income:
Net income	—	—	—	—	11,469	11,469
Change in unrealized gain on short-term investments	—	—	—	3	—	3

Total comprehensive income						11,472

Balance at December 31, 2007	68,253	68	348,917	2	(94,048)	254,939

Public offering expenses	—	—	(87)	—	—	(87)
Vesting of restricted stock	310	1	267	—	—	268
Exercise of stock options	1,305	1	2,822	—	—	2,823
Excess tax benefit from share-based compensation	—	—	3,261	—	—	3,261
Share-based compensation expense	—	—	16,475	—	—	16,475
Comprehensive income:
Net income	—	—	—	—	60,524	60,524
Change in unrealized gain on short-term investments	—	—	—	(2)	—	(2)

Total comprehensive income						60,522

Balance at December 31, 2008	69,868	$70	$371,655	$—	$(33,524)	$338,201

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$60,524	$11,469	$3,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,428	6,516	3,194
Share-based compensation	16,475	12,774	1,664
Loss on disposal of fixed assets	17	—	—
Benefit from deferred income taxes, net	(11,249)	—	—
Excess tax benefit from share-based compensation	(1,444)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,337	(42,713)	4,018
Inventories	(19,131)	(14,508)	6,529
Prepaid expenses and other current assets	1,604	(3,363)	(2,141)
Other assets	(69)	(286)	(402)
Accounts payable	1,669	3,146	1,770
Accrued expenses and other current liabilities	1,954	10,717	242
Accrued income taxes	4,760	821	(305)
Deferred revenue	89,247	(266)	11,838

Net cash provided by (used in) operating activities	159,122	(15,693)	30,049

Cash flows from investing activities:
Purchases of property and equipment	(20,770)	(16,594)	(8,578)
Purchases of short-term investments	—	(20,445)	(63,315)
Proceeds from sales and maturities of short-term investments	9,610	46,980	44,645
Purchases of long-term non-marketable equity investments	(6,048)	(830)	—
Change in restricted cash	(282)	330	125

Net cash provided by (used in) investing activities	(17,490)	9,441	(27,123)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of expenses	(87)	204,132	—
Repayment of long-term debt	—	—	(33)
Proceeds from exercises of stock options	2,823	1,531	336
Excess tax benefit from share-based compensation	1,444	—	—
Proceeds from issuance of restricted common stock	—	347	684

Net cash provided by (used in) financing activities	4,180	206,010	987

Effect of exchange rate changes on cash and cash equivalents	(448)	219	61

Net increase in cash and cash equivalents	145,364	199,977	3,974

Cash and cash equivalents, beginning of year	223,987	24,010	20,036

Cash and cash equivalents, end of year	$369,351	$223,987	$24,010

Supplemental disclosures:
Cash paid for interest	18	15	41
Cash paid for income taxes	4,970	553	831
Conversion of redeemable preferred stock to common stock	—	133,715	—
Accretion of redeemable convertible preferred stock	—	3,445	7,988

The accompanying notes are an integral part of these consolidated financial statements.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Starent Networks, Corp. (the “Company”) was incorporated in Delaware on August 11, 2000 and is a leading provider of infrastructure hardware and software products and services that enable mobile wireless operators to deliver multimedia services to their subscribers. The Company’s products and services integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Starent Networks Securities Corp. (a Massachusetts Securities Corporation), Starent International, Corp. (a Delaware Corporation), Starent Networks Japan, K.K. (a Japanese Corporation), Starent do Brasil Ltda. (a Brazilian Corporation), Starent Networks (India) Pvt. Ltd. (an Indian Corporation), Starent Networks Beijing Co., Ltd. (a Chinese Corporation), Starent Networks (UK) Ltd. (a British Corporation), Starent Networks Spain, S.L. (a Spanish Corporation), Starent Networks Canada Limited (a Canadian Corporation) and Starent Networks Korea (a Korean Corporation).

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

Foreign Currency and Principles of Consolidation

The Company has determined the functional currency of its wholly owned subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Non-monetary assets such as property and equipment are remeasured at historical rates. Income and expense items are remeasured at effective rates of exchange prevailing during the year, except that depreciation charged to operations is remeasured at historical rates. Exchange gains and losses based upon these remeasurements are recorded in the consolidated statements of operations. In addition, transaction gains and losses are recorded in the consolidated statement of operations. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts related to the classification of foreign currency gains or losses in the consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid investments with remaining maturities of three months or less at the date of purchase.

Short-term investments consist of high quality corporate and government securities with remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. The Company accounts for investments under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2007, all of the Company’s investments are classified and accounted for as “available for sale.” These investments were carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest or other income (expense).

As of December 31, 2008 and 2007, $0.9 million and $0.7 million, respectively, of investments was restricted as to use for more than one year pursuant to certain agreements with vendors and facility lease agreements. These restricted balances consist primarily of investments in money market funds and certificates of deposit.

Concentrations of Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, short-term investments, accounts receivable and inventories. The Company’s cash equivalents and its short-term investments are principally maintained with one commercial bank.

In 2008, the Company had two customers that each represented more than 10% of its revenues, one of which represented approximately 61% of revenues and the other which represented approximately 19% of revenues. In 2007, the Company had three customers that each represented more than 10% of its revenues, one of which represented 45% and two of which each represented approximately 15% of revenues. In 2006, the Company had two customers that each represented more than 10% of its revenues, one of which represented more than 40% of revenues and the other which represented more than 30% of revenues.

At December 31, 2008, the Company had two customers that accounted for 76% of accounts receivable. At December 31, 2007, the Company had two customers that accounted for 74% of accounts receivable.

The Company relies on a single contract manufacturer to manufacture and assemble its products. The Company has no long-term supply arrangements with this manufacturer and accordingly no obligation exists for the manufacturer to supply products to the Company in specific quantities or within specific time frames.

In addition, certain of the components included in the Company’s products are sourced from a single or limited sources and lead times for some of these components may be significant. The Company has no long-term contracts to purchase these components.

Fair Value of Financial Measurements

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurement, for its financial assets and liabilities that are remeasured and reported at

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually (see Note 3). In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009 the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents and investments) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s money market funds have been classified as Level 1 because their fair values are based on quoted market prices.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income, as defined, includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income for the years ended December 31, 2008, 2007 and 2006 was equal to net income adjusted for unrealized gains and losses on short-term investments.

Allowance for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. No reserve was recorded at December 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

The Company provides for inventory losses based on obsolescence and levels of inventory on hand in excess of forecasted demand. In these cases, inventory is reduced to estimated net realizable value based on historical usage and expected demand. Inherent in the Company’s estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for the Company’s products and technical obsolescence of its products.

When products have been delivered to customers, but the product revenue associated with the arrangement has been deferred as a result of not meeting the criteria to recognize revenue, the Company includes the costs for the delivered items in inventory until recognition of the related revenue occurs.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and the future undiscounted cash flows of the underlying asset. If the future undiscounted cash flows are less than the book value of the asset, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. To date, no such impairment adjustments have been required.

Research and Development and Software Development Costs

Research and development expense consists primarily of personnel costs, prototype costs, consulting services and depreciation. Research and development costs are charged to operations as incurred. The Company evaluates the establishment of technological feasibility of the software component of its anticipated products in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company sells its products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the completion of a working model. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

Revenue Recognition

The Company’s revenue is generated through fulfillment of contractual arrangements that contain multiple elements, including equipment with embedded software and services, such as installation, training, consulting and maintenance and support (“M&S”). The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable. Product revenues consist of revenues from sales of hardware and licensing of software. Product sales generally include a perpetual software license. Product revenues are generally recognized upon shipment or upon customer acceptance, if contractually required, assuming all other revenue recognition criteria

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are met. The acceptance terms typically included in the Company’s contracts and the need to establish fair values of the Company’s products and services based on facts specific to its operations are critical to the timing and extent of revenue recognition. As a result of these factors, the majority of the Company’s contractual arrangements result in the deferral of revenue.

Pursuant to SOP 97-2, revenue is allocated to deliverables based on vendor specific objective evidence of fair value (“VSOE”) when VSOE exists. Generally, revenue is initially deferred when VSOE does not exist and is subsequently recognized ratably over the contractual M&S period in cases when M&S is the only undelivered element. If VSOE exists for the undelivered elements, but not the delivered elements, revenue is recognized under the residual method set forth in SOP 98-9, which provides that revenue for the delivered elements is recognized based on the difference between the total arrangement fee and the VSOE of the undelivered elements. Revenue for the undelivered elements is then recorded as those elements are delivered. If the Company is required to defer revenue in an arrangement, the related equipment costs are also deferred, subject to their realizability, and recognized in or over the same period as the related revenue.

The determination of VSOE is highly judgmental and is a key factor in determining when and to what extent revenue may be recognized. The Company assesses VSOE based on previous sales of products and services, the type and size of customer, renewal rates in contracts and the geographic location of the customer.

Generally, the Company licenses its software on a non-enterprise basis and recognizes revenue using the residual method as described above. Some of the Company’s arrangements include enterprise-wide perpetual software licenses. These licenses are also accounted for under the residual method, assuming all other revenue recognition criteria have been met.

Generally, M&S services are recognized ratably over the contractual service period, which is typically 12 to 24 months. Generally, installation, training and consulting services are recognized upon delivery of service, but not before customer acceptance if such acceptance is contractually required.

The Company is occasionally engaged to perform projects relating to the development of custom features for some of its customers. Under these arrangements, the Company retains the rights to the intellectual property developed and bears the financial risk associated with the arrangement as the customer is not obligated to pay until technological feasibility has been established. The Company believes that these funded development arrangements qualify under the guidance set forth in SFAS 68, Research and Development Agreements. As such, research costs are expensed as incurred and project fees are billed to the customer upon project completion. The Company does not consider itself to be in the business of selling and providing development services. Nor does the Company provide a fully paid-up license on the output of the development. As a result, the proceeds from the customer are generally recorded as a credit to research and development expense. For the years ended December 31, 2008, 2007 and 2006, the Company recorded reimbursements to research and development expense of $0.1 million, $1.9 million and $2.0 million, respectively, relative to these development projects.

The Company also provides a warranty service on its products, typically for a period of 12 months; however, warranty service coverage is generally superseded by coverage provided under simultaneous M&S agreements. As M&S revenues are deferred and recorded ratably over the service period, any costs of product replacement are incurred in the same period. No specific warranty reserve was required at December 31, 2008 and 2007.

In arrangements where cash consideration is paid to a customer, the payments are recorded in accordance with Emerging Issues Task Force, or EITF, 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which generally requires the consideration be recorded as a reduction of revenues.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s consolidated financial statements contain certain deferred tax assets related to temporary differences between financial and tax accounting. SFAS 109, Accounting for Income Taxes, requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is not more-likely-than-not, based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

Share-Based Compensation

The Company accounts for share-based compensation in accordance Statement of Financial Accounting Standard, or SFAS, 123R, Share-Based Payment, which it adopted January 1, 2006. SFAS 123R requires companies to expense the fair value of employee stock options and other forms of share-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, the Company will continue to apply Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in future periods to equity awards outstanding prior to the date of its adoption of SFAS 123R. The Company has elected to use the Black-Scholes option pricing model to determine the grant date fair value of its share-based awards, except in those situations where an alternative method is required. In accordance with SFAS 123R, the Company will recognize the compensation cost of share-based awards on a graded vesting basis over the requisite service period of each award, which is generally the vesting period.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. When applicable, all transactions in which services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which there is a commitment to perform, as defined.

The Company uses the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which its tax attributes are utilized for book purposes. The “with and without” approach results in the recognition of the windfall stock option tax benefit through additional paid-in capital only after all of the Company’s other tax attributes have been considered in the annual tax accrual computation. In addition, the Company elected to account for the indirect benefits of share-based compensation on items such as the research tax credit or the domestic manufacturing deduction in the statement of operations rather than through additional paid-in capital.

For the Black-Scholes model, the expected life of options was calculated based on the simplified method as permitted by the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) 110, Share-Based Payments. The computation of expected volatility was based on a combination of the historical volatility of comparable companies from a representative peer group selected based on industry and market

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capitalization and the Company’s historical volatility and implied volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. As required under SFAS 123R, management made an estimate of expected forfeitures of equity awards and is recognizing compensation costs only for those awards expected to vest. The fair value of options granted for the years ended December 31, 2008, 2007 and 2006 was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rates	2.71% – 3.30%	3.82% – 4.76%	4.55% – 4.99%
Expected dividend yield	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	54% – 57%	57% – 68%	68%

The Company’s results for the years below included share-based compensation expense classified in the following expense categories of the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Share-based compensation included in:
Cost of revenues	$1,440	$782	$67

Total share-based compensation included in cost of revenues	1,440	782	67

Research and development	6,098	5,864	708
Sales and marketing	4,952	2,883	385
General and administrative	3,985	3,245	504

Total share-based compensation included in operating expenses	15,035	11,992	1,597

Total share-based compensation	$16,475	$12,774	$1,664

At December 31, 2008, there was $18.8 million of total unrecognized compensation cost related to unvested stock awards. The Company expects to recognize those costs over the weighted-average period of approximately 1.4 years.

The income tax benefit for share-based compensation during 2008, 2007 and 2006, was $3.8 million, $0.2 million and $0.1 million, respectively. Cash received from the exercise of stock options in 2008, 2007 and 2006 was approximately $2.8 million, $1.5 million and $0.3 million, respectively.

Net Income (Loss) per Share

Basic and diluted net income (loss) per share applicable to common stockholders is presented in conformity with SFAS 128, Earnings per Share and the related interpretation in Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128. Basic net income (loss) per share applicable to common stockholders is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income applicable to common stockholders is net of accretion of redeemable convertible preferred stock and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as the convertible preferred stock. Diluted net income (loss) per share assumes the conversion of the convertible

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options and restricted stock under the treasury stock method. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net income	$60,524	$11,469	$3,642
Accretion of redeemable convertible preferred stock	—	(3,445)	(7,988)
Income allocated to preferred stockholders	—	(2,539)	—

Net income (loss) applicable to common stockholders	$60,524	$5,485	$(4,346)

Weighted-average common shares outstanding—basic	69,497	40,901	7,026
Dilutive effect of stock options and restricted stock	4,755	6,143	—

Weighted-average common shares outstanding—diluted	74,252	47,044	7,026

Net income (loss) per share:
Basic	$0.87	$0.13	$(0.62)
Diluted	$0.82	$0.12	$(0.62)

The following outstanding options, restricted common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share applicable to common stockholders for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006
Options to purchase common stock and restricted common stock subject to repurchase	2,803	393	3,810
Convertible preferred stock (as converted basis)	—	18,929	44,288

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurement, on January 1, 2008 for its financial assets and liabilities. In accordance with the provisions of FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. The Company is evaluating the impact this standard will have on its financial statements.

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

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This statement will be effective for the Company on January 1, 2009 and will change its accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB released SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement will be effective for the Company on January 1, 2009. As of December 31, 2008, the Company did not have any minority interests.

In May 2008, the FASB released SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 was effective for the Company on November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. This FSP will be effective for the Company on January 1, 2009. The Company has not yet determined the impact, if any, of this FSP on its consolidated financial statements.

3. Fair Value Measurements

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

Level 1	Quoted prices in active markets for identical assets or liabilities. At December 31, 2008, the Company’s Level 1 assets and liabilities included the Company’s money market funds included in cash and cash equivalents.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2008, the Company had no Level 2 assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2008, the Company had no Level 3 assets or liabilities.

At December 31, 2008, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $348.2 million, which were Level 1 financial assets. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

4. Short-term Investments

Short-term investments consist primarily of U.S. government agency and corporate bonds and certificates of deposit. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet the Company’s current cash requirements.

For the year ended December 31, 2008, the Company incurred net unrealized losses on short-term investments of $2,000. For the year ended December 31, 2007, the Company incurred net unrealized gains of $3,000. The net unrealized (losses) gains were recorded as an adjustment to accumulated other comprehensive income.

The Company had no short-term investments at December 31, 2008. Short-term investments by security type at December 31, 2007 were as follows (in thousands):

	At December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$9,610	$2	$—	$9,612

	$9,610	$2	$—	$9,612

As of December 31, 2007, the Company’s short-term investments had an average maturity of 58 days.

5. Inventories

Inventories principally include the cost of raw materials and subassemblies, the cost of third-party contract manufacturers and cost of sales deferred until such time as related revenue is recognized. Inventories consisted of the following (in thousands):

	At December 31,
	2008	2007
Raw materials	$2,656	$4,632
Work in process	7,545	5,551
Finished goods	38,533	19,455

	$48,734	$29,638

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, at December 31, 2008 and 2007 were as follows (in thousands):

	At December 31,
	2008	2007
Equipment and software	$44,716	$28,182
Furniture and fixtures	1,314	888
Leasehold improvements	6,062	4,750
Buildings	3,366	895
Construction in progress	—	1,958

	55,458	36,673
Less: Accumulated depreciation and amortization	(25,826)	(16,221)

	$29,632	$20,452

Depreciation and amortization expense on property and equipment for the years ended December 31, 2008, 2007 and 2006 was $11.4 million, $6.5 million and $3.2 million, respectively. During the fiscal year ended December 31, 2008, the Company wrote off fully depreciated property and equipment with an original cost of approximately $1.8 million.

7. Other Assets

In October 2008, the Company invested $6.0 million in a privately held company. As consideration for the investment, the Company received 6,287,989 shares of Series C preferred stock, representing an equity interest of 6.85% on a fully diluted basis. The Series C preferred stock contains certain rights and preferences such as conversion, dividends, anti-dilution protection and liquidation preference.

The Company evaluated the investment under FIN 46R, Consolidation of Variable Interest Entities and EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. The Company determined that the investment did not meet the criteria of a variable interest entity in accordance with FIN 46R, or meet the criteria to account for the investment using the equity method in accordance with EITF 02-14, and therefore recorded the investment under the cost-method. The Company recorded $6.0 million in other assets, which represents the original investment of $6.0 million and approximately $48,000 of direct costs to acquire the interest.

As of December 31, 2008, the Company had recorded $6.9 million for its various cost-method investments. The Company evaluates its cost-method investments for other-than-temporary impairment. As of December 31, 2008, the Company did not recognize an impairment loss on its cost-method investments.

8. Income Taxes

Income before income tax expense consisted of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Domestic	$56,495	$11,427	$3,924
Foreign	2,453	1,455	131

	$58,948	$12,882	$4,055

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Current:
Federal	$7,113	$590	$—
State	1,312	249	198
Foreign	1,256	574	215

Total current	9,681	1,413	413

Deferred:
Federal	(9,344)	—	—
State	(1,469)	—	—
Foreign	(444)	—	—

Total deferred	(11,257)	—	—

Total:
Federal	(2,231)	590	—
State	(157)	249	198
Foreign	812	574	215

Total income tax (benefit) expense	$(1,576)	$1,413	$413

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.6	15.4	13.7
Nondeductible stock-based compensation	4.0	22.2	6.2
Federal and state tax credits	(2.3)	(6.7)	(11.8)
Change in valuation allowance	(43.5)	(56.4)	(40.6)
Foreign rate differences	(0.1)	0.6	4.2
Other	(0.4)	1.9	4.5

	(2.7)%	11.0%	10.2%

The following is a summary of the significant components of the Company’s net deferred tax assets as of December 31, 2008 and 2007 (in thousands):

	At December 31,
	2008	2007
Net operating loss carryforwards	$213	$10,625
Federal and state tax credits	525	4,804
Deferred revenue	3,635	3,429
Compensation accruals	1,720	2,149
Share-based compensation	4,367	2,260
Other temporary differences	2,688	1,873

	13,148	25,140
Valuation allowance	—	(25,140)

Net deferred tax assets	$13,148	$—

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, the Company had state net operating loss carryforwards of $1.6 million that begin to expire in 2014 and foreign net operating loss carryforwards of $0.4 million that begin to expire in 2027. As of December 31, 2008, the Company had state tax credits of $0.5 million that begin to expire in 2022. In accordance with SFAS No. 123R, the deferred tax assets reported in the table above does not include excess tax benefits related to share-based compensation in the amount of $2.9 million as of December 31, 2008. These excess tax benefits will be recorded as a credit to additional paid-in capital in a future period in which the tax benefit reduces income taxes payable.

Based upon the Company’s operating results over recent years and through September 30, 2008 as well as an assessment of its expected future results of operations, the Company determined in the third quarter of 2008 that it had become “more likely than not” that it would realize a substantial portion of its deferred tax assets in the U.S. As a result, the Company reduced its valuation allowance during the third quarter of 2008, which resulted in recognition of a deferred tax asset of $8.6 million, a one-time income tax benefit of approximately $6.6 million and a $2.0 million reserve for uncertain tax positions in the U.S., which was recorded in other long-term liabilities. The remaining valuation allowance of approximately $5.2 million was released in the fourth quarter of 2008 in accordance with the requirements under SFAS 109 to use an annualized effective tax rate for each interim period during the year in which a valuation allowance release has occurred, including any interim period after the valuation allowance release has been released. As of December 31, 2007, the Company had maintained a full valuation allowance against its deferred tax assets.

The Company plans to reinvest indefinitely its undistributed foreign earnings. As of December 31, 2008, the Company had approximately $2.3 million of undistributed foreign earnings. The Company has not provided for U.S. income taxes or foreign withholding taxes on these unrepatriated earnings.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”). The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in the Company’s judgment, which is greater than 50% likely to be realized. The Company did not recognize any change in its reserve for uncertain tax positions as a result of the adoption of this standard. At the adoption date of January 1, 2007, the Company had approximately $0.1 million of unrecognized tax benefits.

The following is a rollforward of our gross liability for unrecognized income tax benefits for the year ended December 31, 2008 (in thousands):

Balance as of January 1, 2007	$134
Increases related to prior year tax positions	85
Increases related to current year tax positions	—

Balance as of December 31, 2007	219
Increases related to prior year tax positions	2,522
Increases related to current year tax positions	184

Balance as of December 31, 2008	$2,925

Included in the unrecognized tax benefits of $2.9 million at December 31, 2008 was $2.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate. One position related to the unrecognized tax benefits above is currently under review by the taxing authorities in a foreign jurisdiction. The Company estimates that its total unrecognized tax benefit will not change significantly within the next twelve months. The

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, the Company had $0.2 million of accrued interest and penalties associated with its uncertain tax positions, which are reflected in the table above.

The Company has accumulated significant losses from its inception in August 2000. Since its net operating losses have been and may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which it is subject.

9. Redeemable Convertible Preferred Stock

As of December 31, 2008 and 2007, there were no shares of redeemable convertible preferred stock issued.

The changes in redeemable convertible preferred stock for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Balance at December 31, 2005	$14,495	$29,831	$28,651	$30,614	$18,691	$122,282
Accretion of redeemable convertible preferred stock	812	1,760	1,840	2,136	1,440	7,988

Balance at December 31, 2006	15,307	31,591	30,491	32,750	20,131	130,270
Accretion of redeemable convertible preferred stock	350	759	794	921	621	3,445
Conversion of preferred stock	(15,657)	(32,350)	(31,285)	(33,671)	(20,752)	(133,715)

Balance at December 31, 2007	$—	$—	$—	$—	$—	$—

In connection with the Company’s initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into an aggregate of 44,287,985 shares of the Company’s common stock.

10. Stockholders’ Equity

Common Stock

In November 2007, the Company completed a public offering of its common stock in which it sold and issued 3,880,000 shares of its common stock at a price of $24.00 per share. The offering raised a total of $93.1 million in gross proceeds and $88.1 million in net proceeds after deducting underwriting discounts and commissions of $4.4 million and other offering expenses of approximately $0.5 million.

In June 2007, the Company completed an initial public offering of its common stock in which it sold and issued 10,580,226 shares of its common stock, including 1,580,226 shares pursuant to the underwriters’ full exercise of their option to purchase additional shares at a price of $12.00 per share. The offering raised a total of $127.0 million in gross proceeds and $116.0 million in net proceeds after deducting underwriting discounts and commissions of $8.9 million and other offering expenses of approximately $2.1 million.

Reverse Stock Split

On April 26, 2007, the board of directors of the Company approved, and on April 30, 2007, the stockholders of the Company approved, a 2-for-3 reverse stock split of the Company’s common stock, which was effective on May 1, 2007. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans

The Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”) for founders, employees, officers, directors and consultants. The 2000 Plan, which is administered by the Board of Directors, permits the Company to sell or award restricted common stock or to grant incentive and nonqualified stock options for the purchase of common stock, up to a maximum of 18,483,470 shares. Stock option vesting typically occurs over four years and is at the discretion of the Board of Directors. Options granted typically have a maximum term of ten years. After the effective date of the 2007 Stock Incentive Plan (the “2007 Plan”), no further awards may be granted under the 2000 Plan but any outstanding awards under the 2000 Plan will remain in effect. Any shares of common stock reserved for issuance under the 2000 Plan that remain available for issuance and any shares of common stock subject to awards under the 2000 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company will be added to the number of shares available under the 2007 Plan up to a specified number of shares.

The Company adopted the 2007 Plan for employees, officers, directors and consultants on April 26, 2007 and the 2007 Plan became effective on June 5, 2007. The 2007 Plan, which is administered by the Compensation Committee of the Board of Directors, permits the Company to sell or award restricted common stock or to grant incentive or nonqualified stock options for the purchase of common stock, up to a maximum of 3,745,471 shares, which includes 237,091 shares forfeited that related to grants or awards under the 2000 Plan. Stock option vesting typically occurs over four years and is at the discretion of the Board of Directors. Options granted typically have a maximum term of ten years. The 2007 Plan also allows for an annual increase in the number of shares available for issuance on the first day of each calendar year beginning in 2009 and ending on the second day of 2017. The annual increase shall be equal to the lesser of 3,000,000 shares, 5% of the aggregate number of shares of common stock outstanding on the first day of the calendar year or an amount determined by the Company’s Board of Directors.

As of December 31, 2008, the Company had 10,116,504 shares reserved for issuance under the 2000 Plan and the 2007 Plan, of which, 9,805,967 shares are available for issuance upon the exercise of stock options and 310,537 shares are available for future issuance under the 2007 Plan.

Restricted Common Stock

Unvested restricted shares may not be sold, transferred or assigned and are subject to forfeiture in the event the employee ceases to be an employee of the Company. The price paid for restricted common stock is considered a deposit or a prepayment that the Company has recognized as a liability to the extent the shares are subject to repurchase. Furthermore, the shares purchased by founders and employees are not considered issued for accounting purposes until they are no longer subject to repurchase. The restriction generally lapses 25% upon the first anniversary of grant and 6.25% quarterly thereafter. As the restriction lapses, the liability associated with the restricted shares is reclassified to stockholders’ equity. The following table summarizes restricted common stock activity for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Shares Subject to Repurchase	Refundable Exercise Price	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2006	171	$707	$4.14
Sales and issuances	464	347	7.22
Vesting	(78)	(271)	0.18
Forfeitures	—	—	—

Non-vested at December 31, 2007	557	783	5.99
Sales and issuances	26	—	13.58
Vesting	(310)	(267)	5.47
Forfeitures	(25)	—	22.86

Non-vested at December 31, 2008	248	$516	$5.72

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of all share awards vested during the years ended December 31, 2008, 2007 and 2006 was $4.1 million, $1.1 million and $0.1 million, respectively. The total value of the refundable exercise price at each balance sheet was recorded in the balance sheet in other long-term liabilities.

Non-employee Awards

At various times during 2000 to 2007, the Company issued equity instruments to non-employees, including restricted common stock and nonqualified stock options. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company measures and records the value of the shares over the period of time services are provided. The Company recorded an inconsequential amount of compensation expense related to stock options issued to non-employees for 2008. The Company recorded compensation expense related to stock options issued to non-employees of $2.0 million and $0.3 million for 2007 and 2006, respectively.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2008, including nonqualified options issued to non-employees (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,606	$4.66
Granted	2,865	13.11
Exercised	(1,305)	1.95
Cancelled	(360)	11.89

Outstanding at December 31, 2008	9,806	$7.22	7.65	$54,880

Exercisable at December 31, 2008	4,127	$3.39	6.35	$36,919
Vested and expected to vest at December 31, 2008	9,701	$7.18	7.63	$54,655

The aggregate intrinsic value in the table above was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of December 31, 2008, which was $11.93 per share. The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $16.6 million, $16.4 million and $1.1 million, respectively.

The weighted-average fair value per share for options granted during the years ended December 31, 2008, 2007 and 2006 was $7.09, $6.52 and $2.09, respectively.

The Company recognized excess tax benefits of $3.3 million for the ended December 31, 2008 related to the exercise of stock options, which was recorded as an increase to additional paid-in-capital.

12. Commitments and Contingencies

Commitments

The Company leases facilities under operating leases and/or subleases that expire on various dates through 2013. These commitments cover facilities in several locations in the United States and individual facilities in London, India, China, Brazil, Canada, Japan, Korea and Mexico. The Company recorded total rent expense for the years ended December 31, 2008, 2007 and 2006 of $2.9 million, $2.4 million and $1.8 million, respectively.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31,
2009	$2,401
2010	1,597
2011	647
2012	318
2013	13
Thereafter	—

Total lease payments	$4,976

As of December 31, 2008 the Company has issued standby letters of credit for $0.4 million to its landlords. These letters of credit are collateralized by deposits in money market funds and certificates of deposit and are included in restricted cash in the accompanying consolidated balance sheets. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

As of December 31, 2008 the Company has committed to purchase certain parts used in the manufacture of its products totaling $1.0 million through December 31, 2009. These parts will be received on a scheduled quarterly basis unless the requirements for these parts exceed the scheduled amounts, in which case, receipt may be accelerated.

Contingencies

The Company has identified the guarantees described below as requiring disclosure in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Company evaluates estimated losses for guarantees under SFAS 5, Accounting for Contingencies. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with the Company’s provision of its services and products. Generally, these obligations are limited to claims relating to infringement of a U.S. patent, or any copyright or other intellectual property or the Company’s negligence, willful misconduct or violation of the law (provided that there is not gross negligence or willful misconduct on the part of the other party). Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company carries insurance that covers certain third party claims relating to its services and would limit the Company’s exposure.

The Company may enter into agreements with its customers which require performance bonds that guarantee its execution of certain obligations under the agreements. As of December 31, 2008, the Company had one bank guarantee in the amount of €3.0 million ($4.2 million). The bank guarantee is required to be renewed each year during the term of the agreement, which expires in July 2013. At the end of each calendar year, both parties to the agreement will discuss waiver of the bank guarantee.

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases space in certain buildings, including a corporate headquarters building, under operating leases. The Company has standard indemnification arrangements under those leases that require it to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises covered by the Company leases, its use of the premises, property damage or personal injury, and breach of the lease agreement, as well as occurrences arising from the Company’s negligence or willful misconduct. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. There are no claims pending as of December 31, 2008 related to these indemnification agreements.

The Company licenses technology to certain third parties under license agreements that provide for the Company to indemnify the third parties against claims of patent and copyright infringement. This indemnity does not apply in the case where the licensed technology has been modified by the third party or combined with other technology, hardware, or data that the Company has not approved. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has not accrued any amounts as of December 31, 2008.

The Company licenses technology from third parties under agreements that contain standard indemnification provisions that require the Company to indemnify the third party against losses, liabilities and claims arising from the Company’s unauthorized use or modification of the licensed technology. Subject to applicable statutes of limitation, the term of these indemnification agreements is generally perpetual from the time of execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. There are no claims pending as of December 31, 2008 with respect to these indemnification agreements.

Litigation

The Company is presently defending two lawsuits brought against it by UTStarcom, Inc. In February 2005, UTStarcom filed a complaint against the Company in the United States District Court for the Northern District of California seeking unspecified damages and injunctive relief. The complaint alleges infringement by the Company of UTStarcom’s U.S. Patent No. 6,829,473, entitled “Roaming and Hand-Off Support for Prepaid Billing for Wireless Data Networks,” which the Company refers to as the ‘473 patent. In May 2005, the Company answered the complaint, denied the infringement allegations contained in the complaint, and filed counterclaims against UTStarcom seeking a declaratory judgment that the Company did not infringe the ‘473 patent and that the ‘473 patent was invalid and unenforceable. In July 2005, the Company filed an amended answer and counterclaims to the ‘473 patent complaint. In December 2006, UTStarcom filed a reissue patent application relating to the ‘473 patent. In January 2007, by agreement of the parties, the District Court stayed the case pending the outcome of UTStarcom’s reissue application relating to the ‘473 patent. In June 2007, the Company filed a request for inter partes re-examination of all claims of the ‘473 patent with the United States Patent and Trademark Office on sixteen different grounds. In August 2007, the Patent and Trademark Office granted the Company’s request for inter partes re-examination of all claims on all sixteen grounds. In November 2007, the Patent and Trademark Office merged the reissue and re-examination proceedings. A first office action was issued on December 22, 2008, and responses to the office action have been submitted. The Company believes that it has meritorious defenses against any resulting reissued patent, and the Company is prepared to vigorously defend the ‘473 patent case through trial.

In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of Illinois alleging violations

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Illinois Trade Secrets Act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of the Company’s patents and three of its patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company’s 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom’s trade secrets in one of its patents and three of its patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, the Company and the current and former employee defendants filed their answers to the complaint. The Company also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of the Company’s patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, the Company filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to this motion on January 22, 2008, and the Company filed its reply on January 29, 2008. On May 20, 2008 the Court granted the Company’s motion, in part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint. On June 9, 2008, the Company moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s order to provide a more definite statement of those claims. On July 23, 2008, the Court granted the Company’s motion and dismissed those claims. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” On August 11, 2008, the Court granted UTStarcom leave to file a Fourth Amended Complaint. UTStarcom filed a Fourth Amended Complaint on August 27, 2008. In addition, on August 26, 2008, the Company filed a motion for summary judgment of noninfringement of U.S. Patent No. 7,173,905, which the Court has taken under advisement. On August 27, 2008, UTStarcom filed a motion to dismiss Starent’s third, fourth, and fifth counterclaims for unenforceability of the asserted patents, tortious interference with prospective economic advantage, and malicious prosecution, respectively.

The Company filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008. The Court granted the Company’s motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008. UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008. The Company filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008. On December 5, 2008, the Court granted UTStarcom’s motion to dismiss in part, dismissing the Company’s counterclaim for malicious prosecution and denying UTStarcom’s motion to dismiss the Company’s third and fourth counterclaims for unenforceability of the asserted patents and tortious interference with prospective economic advantage. On January 6, 2009, the Company moved to amend its counterclaims to add a claim for trade secret misappropriation against UTStarcom. The Court granted this motion, and UTStarcom answered the counterclaim on January 26, 2009. The Court has set a ruling date of March 4, 2009 on the Company’s motion to dismiss certain counts of UTStarcom’s Fourth Amended Complaint. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief,

STARENT NETWORKS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

declarations of ownership relating to the specified patent and patent applications owned by the Company, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. The Company believes it has meritorious defenses to each of UTStarcom’s claims in this lawsuit and it is prepared to vigorously defend the lawsuit.

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

13. Business Segments

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

Revenue

	For the Year Ended December 31,
	2008	2007	2006
United States and Canada	$230,425	$110,137	$81,687
Japan	14,386	19,395	4,227
Korea	7,542	13,171	662
Rest of world	1,723	3,094	7,774

Total	$254,076	$145,797	$94,350

Long-lived Assets

	At December 31,
	2008	2007
United States	$21,059	$15,614
India	7,857	4,676
Rest of world	716	162

Total	$29,632	$20,452

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item relating to our directors and nominees is contained in our 2009 proxy statement under the caption “Board of Directors and Corporate Governance Information—Members of the Board of Directors and Director Nominees” and is incorporated herein by reference. Information required by this item relating to our executive officers is contained in our 2009 proxy statement under the caption “Management” and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in our 2009 proxy statement under the caption “Beneficial Ownership of Our Common Stock—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and have posted it in the Investors—Corporate Governance section of our website which is located at www.starentnetworks.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website which is located at www.starentnetworks.com.

Information required by this item relating to the audit committee of our Board of Directors is contained in our 2009 proxy statement under the captions “Board of Directors and Corporate Governance Information—Board Committees—Audit Committee” and “Board of Directors and Corporate Governance Information—Board Determination of Director Independence” and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item is contained in our 2009 proxy statement under the captions “Executive and Director Compensation and related Matters” and “Board of Directors and Corporate Governance Information—Compensation Committee Interlocks and Inside Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item relating to security ownership of certain beneficial owners and management is contained in our 2009 proxy statement under the caption “Beneficial Ownership of Our Common Stock” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our 2009 proxy statement under the caption “Executive and Director Compensation and Related Matters—Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item relating to transactions with related persons is contained in our 2009 proxy statement under the caption “Board of Directors and Corporate Governance Information—Policies and Procedures for Related Person Transactions” and “—Related Person Transactions” and is incorporated herein by reference. Information required by this item relating to director independence is contained in our 2009 proxy statement under the caption “Board of Directors and Corporate Governance Information—Board Determination of Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is contained in our 2009 proxy statement under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(2)	Specimen Certificate evidencing shares of common stock

*10.1(2)	2000 Stock Incentive Plan

*10.2(2)	Forms of Stock Option Agreements under the 2000 Stock Incentive Plan

*10.3(2)	Forms of Restricted Stock Agreements under the 2000 Stock incentive Plan

*10.4(2)	2007 Stock Incentive Plan

*10.5(2)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan

*10.6(2)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Incentive Plan

*10.7(3)	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Initial Grant)

*10.8(3)	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan (Annual Grant)

10.9(2)	Fourth Amended and Restated Investor Rights Agreement, dated May 19, 2005, among the Registrant and the parties listed therein

10.10(2)	Lease Agreement, dated as of October 24, 2000, as amended, between the Registrant and North Tewksbury Commons, L.L.C.

10.11(2)	Sublease Agreement, dated as of March 29, 2002, as amended, between the Registrant and Network Appliance, Inc.

*10.12(2)	Form of Director and Executive Officer Indemnification Agreement

*10.13(2)	Letter Agreement, dated as of January 17, 2007, between the Registrant and Paul J. Milbury

*10.14(2)	Restricted Stock Agreement, dated as of February 8, 2007, between the Registrant and Paul J. Milbury

*10.15(2)	Incentive Stock Option Agreement, dated as of February 8, 2007, between the Registrant and Paul J. Milbury

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg. 333-146717).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg. 333-141092).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007.
*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARENT NETWORKS, CORP. (Registrant)

Date: February 27, 2009	By:	/s/ ASHRAF M. DAHOD
Ashraf M. Dahod President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ ASHRAF M. DAHOD Ashraf M. Dahod	President and Chief Executive Officer; Director (Principal Executive Officer)	February 27, 2009

/s/ PAUL J. MILBURY Paul J. Milbury	Vice President, Operations and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ GEORGE W. HALE George W. Hale	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 27, 2009

/s/ EDWARD T. ANDERSON Edward T. Anderson	Director	February 27, 2009

/s/ TIMOTHY A. BARROWS Timothy A. Barrows	Director	February 27, 2009

/s/ SEAN M. DALTON Sean M. Dalton	Director	February 27, 2009

/s/ MATTHEW J. DESCH Matthew J. Desch	Director	February 27, 2009

/s/ JAMES A. DOLCE, JR. James A. Dolce, Jr.	Director	February 27, 2009

/s/ KENNETH A. GOLDMAN Kenneth A. Goldman	Director	February 27, 2009