Form 10-Q
period 2009-03-31
Starent Networks, Corp.
filed 2009-05-08
CIK 1391672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 4, 2009, there were 70,819,715 shares of the registrant’s $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$387,204	$369,351
Accounts receivable	58,712	53,689
Inventories	48,696	48,734
Deferred tax assets, net	8,729	3,449
Prepaid expenses and other current assets	4,583	4,709

Total current assets	507,924	479,932

Property and equipment, net	32,040	29,632
Deferred tax assets, net	11,350	9,699
Other assets	8,061	8,011
Restricted cash	810	943

Total assets	$560,185	$528,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,264	$9,042
Accrued expenses and other current liabilities	10,532	8,164
Accrued payroll and related expenses	10,049	15,195
Accrued income taxes	15,420	1,945
Current portion of deferred revenue	151,734	141,726

Total current liabilities	191,999	176,072

Deferred revenue, net of current portion	9,153	10,959
Other long-term liabilities	2,878	2,985

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 70,274,758 and 69,867,985 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	70	70
Additional paid-in capital	376,831	371,655
Accumulated deficit	(20,746)	(33,524)

Total stockholders’ equity	356,155	338,201

Total liabilities and stockholders’ equity	$560,185	$528,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product	$63,130	$48,887
Service	10,071	7,340

Total revenues	73,201	56,227

Cost of revenues:
Product	9,768	9,048
Service	4,546	3,910

Total cost of revenues	14,314	12,958

Gross profit	58,887	43,269

Operating expenses:
Research and development	14,037	12,343
Sales and marketing	16,468	18,851
General and administrative	6,685	5,156

Total operating expenses	37,190	36,350

Income from operations	21,697	6,919
Interest income	466	2,285
Foreign currency exchange gain (loss)	(949)	900
Other income (expense), net	(37)	—

Income before income tax expense	21,177	10,104
Income tax expense	(8,399)	(450)

Net income	$12,778	$9,654

Net income per common share (Note 3):
Basic	$0.18	$0.14

Diluted	$0.17	$0.13

Weighted-average shares outstanding used in computing net income per common share (Note 3):
Basic	70,090	68,769

Diluted	74,592	74,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$12,778	$9,654

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,805	2,353
Share-based compensation	3,992	3,370
Loss on disposal of property and equipment	26	—
Benefit from deferred income taxes, net	(6,930)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,029)	(25,337)
Inventories	40	(3,784)
Prepaid expenses and other current assets	170	753
Other assets	(49)	(98)
Accounts payable	(4,761)	(154)
Accrued expenses and other liabilities	(2,190)	(4,439)
Accrued income taxes	13,359	(141)
Deferred revenue	8,046	74,805

Net cash provided by operating activities	23,257	56,982

Cash flows from investing activities:
Purchases of property and equipment	(6,261)	(6,641)
Proceeds from maturities of short-term investments	—	7,106
Change in restricted cash	125	(45)

Net cash provided by (used in) investing activities	(6,136)	420

Cash flows from financing activities:
Proceeds from exercises of stock options	1,120	1,223
Additional expenses from public offerings	—	(87)

Net cash provided by financing activities	1,120	1,136

Effect of exchange rate changes on cash and cash equivalents	(388)	431

Net increase in cash and cash equivalents	17,853	58,969

Cash and cash equivalents, beginning of period	369,351	223,987

Cash and cash equivalents, end of period	$387,204	$282,956

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals, necessary for a fair statement of the Company’s financial position at March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Significant estimates and assumptions relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, net realizable value of inventories, expensing and capitalization of research and development costs for software, the determination of fair value of share-based compensation and the recoverability of the Company’s net deferred tax assets.

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

Reclassification

Certain prior year amounts related to the classification of foreign currency gains or losses in the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations.

Concentrations of Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, accounts receivable and inventories. The Company’s cash equivalents are principally maintained with one commercial bank.

The Company had one customer for the three months ended March 31, 2009 that accounted for 75% of revenues. The Company had two customers for the three months ended March 31, 2008 that each accounted for more than 10% of revenues and in the aggregate accounted for 91% of revenues.

At March 31, 2009, the Company had two customers that accounted for 60% of accounts receivable. At December 31, 2008, the Company had two customers that accounted for 76% of accounts receivable.

The Company relies on a single contract manufacturer to manufacture and assemble its products. The Company has no long-term supply arrangements with this manufacturer and accordingly no obligation exists for the manufacturer to supply products to the Company in specific quantities or within specific time frames.

In addition, certain of the components included in the Company’s products are sourced from single or limited sources, and lead times for some of these components may be significant. The Company has no long-term contracts to purchase these components.

2. Share-Based Compensation

The Company accounts for share-based compensation in accordance Statement of Financial Accounting Standard, or SFAS, 123R, Share-Based Payment, which it adopted on January 1, 2006. SFAS 123R requires companies to expense the fair value of employee stock options and other forms of share-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, the Company will continue to apply Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in future periods to equity awards outstanding prior to the date of its adoption of SFAS 123R. The Company has elected to use the Black-Scholes option pricing model to determine the grant-date fair value of its share-based option awards, except in those situations where an alternative method is required. For restricted stock and restricted stock units, the quoted market price of our common stock at the time of grant is used to estimate the fair value. In accordance with SFAS 123R, the Company will recognize the compensation cost of share-based awards on a graded vesting basis over the requisite service period of each award, which is generally the vesting period.

The fair value of options granted for the three months ended March 31, 2009 and 2008 was estimated at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	2.14%	3.01%
Expected dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Expected volatility	58%	56%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The Company currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s common stock has been publicly traded. In 2008, the Company modified its computation of expected volatility to base it on the combination of historical trading activity of the Company’s common stock, the Company’ implied volatility, and an analysis of comparable companies from a representative peer group selected based on industry and market capitalization in order to derive an expected volatility. Prior to the modification, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management makes an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company’s results for the periods below included share-based compensation expense classified in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Share-based compensation included in:
Cost of revenues	$348	$313

Total share-based compensation included in cost of revenues	348	313

Research and development	1,400	1,304
Sales and marketing	1,245	927
General and administrative	999	826

Total share-based compensation included in operating expenses	3,644	3,057

Total share-based compensation	$3,992	$3,370

3. Net Income per Common Share

Basic and diluted net income per common share is presented in conformity with SFAS 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Common stock equivalents include stock options and unvested restricted stock. Diluted net income per common share includes the dilutive effect of stock options and restricted stock under the treasury stock method. The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net income	$12,778	$9,654

Weighted-average common shares outstanding - basic	70,090	68,769
Dilutive effect of stock options and unvested restricted stock	4,502	5,505

Weighted-average common shares outstanding - diluted	74,592	74,274

Net income per common share:
Basic	$0.18	$0.14
Diluted	$0.17	$0.13

The following outstanding options and unvested restricted common stock subject to repurchase were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock and unvested restricted common stock subject to repurchase	3,247	1,345

4. Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS 157 (“SFAS 157”), Fair Value Measurements, for its financial assets and liabilities measured at fair value on a recurring basis. On January 1, 2009, as permitted by FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company adopted the remaining provisions of SFAS 157 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial and non-financial assets and liabilities and any other assets and liabilities carried at fair value.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. At March 31, 2009 and December 31, 2008, the Company’s Level 1 assets and liabilities included the Company’s money market funds included in cash and cash equivalents.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At March 31, 2009 and December 31, 2008, the Company had no Level 2 assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2009 and December 31, 2008, the Company had no Level 3 assets or liabilities.

At March 31, 2009 and December 31, 2008, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $348.7 million and $348.2 million, respectively. The money market funds were Level 1 financial assets. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value as of March 31, 2009. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

5. Inventories

Inventories principally include the cost of raw materials and subassemblies, the cost of third-party contract manufacturers and cost of sales deferred until such time as related revenue is recognized. Deferred costs of sales are included as a component of finished goods. Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$2,642	$2,656
Work in process	5,976	7,545
Finished goods	40,078	38,533

	$48,696	$48,734

6. Income Taxes

The Company’s effective income tax rate was 39.7% and 4.5% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three months ended March 31, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35% primarily due to the effects of accounting for share-based compensation in accordance with SFAS No. 123R. The tax rate in the first quarter of 2009 was nearer the statutory tax rate than in the same quarter of 2008, due to the Company reversing the full valuation allowance recorded against its deferred tax assets in the third quarter of 2008. The Company’s income tax provision for the three months ended March 31, 2008 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for that period included amounts in relation to the Company’s income generated in the U.S., reduced by the utilization of available net operating loss (NOL) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.

7. Litigation

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

The Company filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008. The Court granted the Company’s motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008. UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008. The Company filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008. On December 5, 2008, the Court granted UTStarcom’s motion to dismiss in part, dismissing the Company’s counterclaim for malicious prosecution and denying UTStarcom’s motion to dismiss the Company’s third and fourth counterclaims for unenforceability of the asserted patents and tortious interference with prospective economic advantage. On January 6, 2009, the Company moved to amend its counterclaims to add a claim for trade secret misappropriation against UTStarcom. The Court granted this motion, and UTStarcom answered the counterclaim on January 26, 2009. On March 20, 2009, the Company filed a motion for summary judgment on UTStarcom’s copyright count. On March 24, 2009, the Court granted, in-part, the Company’s and individual defendants’ motion to dismiss certain counts of UTStarcom’s Fourth Amended Complaint, dismissing nine of UTStarcom’s counts, including its counts for declaration of ownership of seven patent applications and one patent, breach of restrictive covenants prohibiting disclosure of confidential and proprietary trade secret information, breach of restrictive covenants prohibiting solicitation of Carrier Unit employees, breach of restrictive covenants prohibiting solicitation of Carrier Unit customers, breach of restrictive covenants concerning the assignment of inventions, breach of the duty of loyalty, inducement of the breach of the duty of loyalty, inducement of the breach of the employment agreements, and conspiracy to misappropriate trade secrets. The Court also dismissed, in part, UTStarcom’s count for intentional interference with UTStarcom’s business relations. The Court denied the Company’s motion to dismiss UTStarcom’s trade secret count, determining that the allegations were sufficient at the pleading stage. On April 7, 2009, UTStarcom filed a motion to reconsider the Court’s dismissal of certain counts, which motion was denied by the Court on April 20, 2009. On April 21, the Company answered the Fourth Amended Complaint, and re-asserted its counterclaims. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. The Company believes it has meritorious defenses to each of UTStarcom’s claims in this lawsuit and it is prepared to vigorously defend the lawsuit.

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

Revenues

	Three Months Ended March 31,
	2009	2008
United States and Canada	$69,959	$53,935
Japan	1,368	1,139
Korea	998	963
Rest of world	876	190

Total	$73,201	$56,227

Long-lived Assets

	March 31, 2009	December 31, 2008
United States	$23,619	$21,059
India	7,794	7,857
Rest of world	627	716

Total	$32,040	$29,632

9. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$12,778	$9,654
Unrealized gain on short-term investments	—	3

Comprehensive income	$12,778	$9,657

10. Recent Accounting Pronouncements

On January 1, 2009, the Company adopted FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based

Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”) became effective for the Company. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R may have a material impact on the Company’s consolidated financial statements if or when it enters into a business combination.

On January 1, 2009, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 became effective for the Company. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of March 31, 2009, the Company did not have any minority interests.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is currently evaluating the impact that this standard may have on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurement. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company currently anticipates that the adoption of FSP FAS 157-4 will not have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. The Company currently anticipates the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on its consolidated financial statements

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the SEC in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We sell our products and services to mobile operators around the world both directly and indirectly through our relationships with original equipment manufacturers, or OEMs, system integrators and distributors. We were founded in 2000 and our products were first used commercially by a mobile operator in the first quarter of 2003. Since 2003, our products have been deployed by over 95 mobile operators in over 40 countries.

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of March 31, 2009, we had 849 employees worldwide. Our revenues for the year ended December 31, 2008, were $254.1 million and for the three months ended March 31, 2009 were $73.2 million. Our net income for the year ended December 31, 2008 was $60.5 million and $12.8 million for the three months ended March 31, 2009.

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

Other Income and Expense Items

Interest Income

Interest income primarily consists of interest earned on cash and short-term investments. We have historically invested our cash in money market funds and other short-term, high-grade investments.

Foreign Currency Exchange Gain (Loss)

Foreign currency gain (loss) primarily consists of foreign currency transactions with international customers and our foreign subsidiaries. The functional currency of our foreign operations is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the year.

Income Tax Expense

Our income tax expense consists of provisions for income taxes in both the United States and foreign jurisdictions. We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year and record certain discrete items in the period in which they occur, for example tax deductions associated with share-based compensation transactions.

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

Our critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our critical accounting policies since December 31, 2008.

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Revenues:
Product	$63,130	$48,887	$14,243	29%
Percentage of revenues	86%	87%
Service	10,071	7,340	2,731	37
Percentage of revenues	14%	13%

Total revenues	$73,201	$56,227	$16,974	30%

Revenues by Customer Type:
Direct	$70,205	$53,717	$16,488	31%
Percentage of revenues	96%	96%
Indirect	2,996	2,510	486	19
Percentage of revenues	4%	4%

Total revenues	$73,201	$56,227	$16,974	30%

Revenues by Geography:
United States and Canada	$69,959	$53,935	$16,024	30%
Percentage of revenues	96%	96%
Japan	1,368	1,139	229	20
Percentage of revenues	2%	2%
Korea	998	963	35	4
Percentage of revenues	1%	2%
Rest of world	876	190	686	361
Percentage of revenues	1%	—

Total revenues	$73,201	$56,227	$16,974	30%

Revenues increased $17.0 million, or 30%, in the quarter ended March 31, 2009 compared to the same quarter in 2008, due to an increase in product revenues of $14.2 million and an increase in service revenues of $2.7 million. Product revenues, which include hardware and software, increased primarily due to product shipments in the United States and Canada for which we received customer acceptances and recognized revenue during the three months ended March 31, 2009 as compared to the same period in 2008. The $2.7 million increase in service revenues for the three months ended March 31, 2009 compared to the same period in 2008 was due to an increase in the amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees. Direct revenues increased $16.5 million, or 31%, primarily due to increased sales to existing customers.

Cost of Revenues and Gross Profit

The following table sets forth our cost of revenues and gross profit.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Cost of revenues:
Product	$9,768	$9,048	$720	8%
Percentage of related revenues	15%	19%
Service	4,546	3,910	636	16
Percentage of related revenues	45%	53%

Total cost of revenues	$14,314	$12,958	$1,356	10%

Percentage of revenues	20%	23%

Gross profit:
Product	$53,362	$39,839	$13,523	34%
Product gross margin	85%	81%
Service	5,525	3,430	2,095	61
Service gross margin	55%	47%

Total gross profit	$58,887	$43,269	$15,618	36%

Gross margin	80%	77%

Product gross margin increased four percentage points to 85% during the three months ended March 31, 2009 as compared to the same period in 2008 due primarily to a higher proportion of software revenue relative to the mix of hardware and software sales in the quarter compared to the prior year. We expect product gross margin to decrease somewhat during the remainder of 2009 due to the expansion of our customer base in certain geographic areas and the reduction of the percentage of software only transactions in future periods.

The $0.6 million increase in cost of services for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to higher personnel costs, depreciation expense and overhead costs primarily related to the addition of 41 customer support and training personnel. Service gross margin increased eight percentage points to 55% during the three months ended March 31, 2009 as compared to the same period in 2008. The increase was due to a 37% increase in service revenues compared to a 16% increase in expenses. We anticipate cost of services will increase in future periods as we continue to expand our customer support organization geographically in future periods, which may result in modestly lower service gross margins in future periods.

Operating Expenses

The following table sets forth our operating expenses.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Research and development	$14,037	$12,343	$1,694	14%
Percentage of revenues	19%	22%
Sales and marketing	16,468	18,851	(2,383)	(13)
Percentage of revenues	22%	34%
General and administrative	6,685	5,156	1,529	30
Percentage of revenues	9%	9%

Total operating expenses	$37,190	$36,350	$840	2%

Percentage of revenues	51%	65%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and consulting, travel and depreciation expenses. Personnel costs are our largest expense, representing $21.7 million or 58% of our total operating expenses for the three months ended March 31, 2009 and $24.0 million, or 66% of our total operating expenses for the same period in 2008. The $2.3 million decrease in personnel costs was due primarily to a decrease in commission expense, which was partially offset by increases in salaries and related expenses and share-based compensation related to employee additions. The changes in personnel costs are discussed below.

Research and development

The following table sets forth our research and development expenses.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Research and development	$14,037	$12,343	$1,694	14%
Percentage of revenues	19%	22%

Research and development expenses increased $1.7 million, or 14%, during the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily due to increases in cash compensation of $0.5 million, primarily related to the addition of 77 employees, of which 69 were located in India; and higher depreciation expense of $1.1 million, related to our capital expenditures primarily utilized in our quality assurance and customer lab testing facilities. The increase in cash compensation was partially offset by the effect of exchange rate changes.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate that the amount of personnel costs and depreciation expense to increase during the remainder 2009 as we continue to add quality assurance personnel and increase our test lab facilities.

Sales and marketing

The following table sets forth our sales and marketing expenses.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Sales and marketing	$16,468	$18,851	$(2,383)	(13)%
Percentage of revenues	22%	34%

Sales and marketing expenses decreased $2.4 million, or 13%, for the three months ended March 31, 2009 as compared to the same period in 2008. This decrease was primarily due to decreases in compensation expense of $3.9 million and consulting expense of $0.9 million. The decrease in compensation expense was due to lower commissions being earned during the three months ended March 31, 2009, offset by higher cash compensation primarily related to the addition of 60 employees. The decrease in consulting expense was due primarily to changes in arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers. The decreases in compensation and consulting expenses were offset by higher demonstration expenses of $1.1 million as a result of the expansion of our sales activities geographically, and higher travel expenses of $0.5 million due primarily to our employee additions.

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

General and administrative

The following table sets forth our general and administrative expenses.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
General and administrative	$6,685	$5,156	$1,529	30%
Percentage of revenues	9%	9%

General and administrative expenses increased $1.5 million, or 30%, for the three months ended March 31, 2009 as compared to the same period in 2008 and remained consistent as a percentage or revenues. The increase was primarily due to higher cash compensation of $0.4 million primarily related to the addition of 28 employees, an increase in professional fees of $0.6 million primarily due to legal fees associated with our pending litigation and ongoing operations, and an increase in consulting expenses of $0.4 million primarily due to information technology projects.

We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth. In addition, we expect to continue to incur costs associated with patent litigation discussed in Part II —Item 1 “Legal Proceedings”.

Interest income

The following table sets forth our interest income.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Interest income	$466	$2,285	$(1,819)	(80)%

Interest income consists of income generated from the investment of our cash balances. Interest income decreased $1.8 million for the three months ended March 31, 2009 as compared to the same period in 2008, due primarily to lower rates of return earned on our money market investments.

Foreign Currency Exchange Gain (Losses)

The following table sets forth our foreign currency exchange gain (losses).

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Foreign currency gains (loss)	$(949)	$900	$(1,849)	(205)%

For the three months ended March 31, 2009, we recorded foreign currency losses of $0.9 million, compared to foreign currency gains of $0.9 million in the same period of 2008. The difference was primarily due to the strengthening of the U.S. dollar during the first quarter of 2009 against foreign currencies in geographic locations in which we operate.

Income tax expense

The following table sets forth our income tax expense.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Income tax expense	$8,399	$450	$7,949	1,766%

For the three months ended March 31, 2009, our effective tax rate was 39.7% on pre-tax income of $21.2 million, as compared to an effective tax rate of 4.5% on pre-tax income of $10.1 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, our effective income tax rate varied from the statutory tax rate mainly due to the effects of accounting for share-based compensation and state tax expense. Our effective tax rate for the three months ended March 31, 2009 was nearer the statutory tax rate than in the same period of 2008, due to the reversal of our full valuation allowance recorded against our deferred tax assets in the third quarter of 2008.

Our income tax provision for the three months ended March 31, 2008 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries. The federal and state provision for that period included amounts in relation to our income generated in the U.S., reduced by the utilization of available net operating loss (NOL) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.

We expect our annual effective income tax rate, exclusive of discrete items, to remain relatively consistent on a quarterly basis during the remainder of 2009.

Net income

The following table sets forth our net income.

	Three Months Ended March 31,		Period-to-Period Change
	2009	2008	$	%
	(dollars in thousands)
Net income	$12,778	$9,654	$3,124	32%

Net income increased $3.1 million for the three months ended March 31, 2009 compared to the same period in 2008 due to the items discussed above.

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

Cash and cash equivalents. Our cash and cash equivalents at March 31, 2009 of $387.2 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash totaled $0.8 million and $0.9 million at March 31, 2009 and December 31, 2008, respectively, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$23,257	$56,982
Net cash provided by (used in) investing activities	$(6,136)	$420
Net cash provided by financing activities	$1,120	$1,136

Operating activities. Cash from operating activities consists of significant components of the statements of operations adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

The following table sets forth our cash provided by operating activities:

	Three Months Ended March 31,		Change
	2009	2008
	(dollars in thousands)
Received from:
Customers	$76,410	$105,135	$(28,725)
Interest	572	3,063	(2,491)

Payments for:
Employee compensation	(26,530)	(27,911)	1,381
Inventory	(13,835)	(13,844)	9
Professional and consulting fees	(4,360)	(4,628)	268
Other operating expenses	(6,983)	(4,327)	(2,656)
Income taxes	(2,017)	(506)	(1,511)

	$23,257	$56,982	$(33,725)

For the three months ended March 31, 2009, net cash provided by operating activities was $23.3 million as compared to $57.0 million for the same period in 2008. During the three months ended March 31 2009, we received $76.4 million from our customers, a decrease of $28.7 million compared to the same period in 2008. This decrease was due primarily to the timing of billing and collections of customer orders. The decrease in cash received from interest of $2.5 million was due primarily to lower rates of return earned on our money market investments. Our cash received from customers and interest was partially offset by cash payments related to employee compensation, inventory purchases, professional and consulting fees, income taxes and various other operating expenses, as set forth in the table above. The decrease in cash paid for employee compensation of $1.4 million was due primarily to lower commission payments, partially offset by the increases in salary and related expenses, as discussed above. The increase in payments for other operating expenses of $2.7 million was due primarily to increases in travel, trial and demonstration equipment, rents and other expenses due to expansion of our operations and our increased number of employees. The increase in cash paid for income taxes of $1.5 million was primarily related to federal and state income tax payments. We expect cash payments for income taxes to increase in future periods as we make statutory estimated payments related to our anticipated taxable income due to the utilization of substantially all of our remaining NOL carryforwards in 2008.

Investing activities. Cash from investing activities consisted primarily of capital expenditures and proceeds from maturities of short-term investments associated with our investment balances. The $6.1 million of cash used in investing activities for the three months ended March 31, 2009 consisted primarily of $6.3 million of capital expenditures, partially offset by a $0.1 million decrease of restricted cash associated with our facility lease agreements. Purchases of property and equipment for the three months ended March 31, 2009 remained relatively consistent with the same period in 2008. The $0.4 million of cash provided by investing activities for the three months ended March 31, 2008 consisted primarily of maturities of short-term investments of $7.1 million partially offset by $6.6 million of capital expenditures.

Financing activities. Cash from financing activities consisted primarily of proceeds received from exercises of stock options and were consistent between the three months ended March 31, 2009 and 2008.

At March 31, 2009 and December 31, 2008, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

We believe our existing cash and cash equivalents, and cash flows from operating activities will be sufficient to finance our planned growth, enhance our products and fund anticipated capital expenditures for the foreseeable future.

We may use the net proceeds from our public offerings for working capital and other general corporate purposes, to finance accelerated growth, develop new product lines and fund acquisitions and strategic investments. These future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements and our expansion of sales and marketing and product development activities. To the extent our existing resources are insufficient to fund these activities; we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or complete an equity or debt financing on terms acceptable to us or at all.

Requirements

Capital expenditures. We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $6.3 million for the three months ended March 31, 2009. We expect capital expenditures to be approximately $25-30 million for 2009, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

Contractual obligations and requirements. As of March 31, 2009, our commitments under operating leases and purchase obligations were as set forth below.

	Total	Remainder of 2009	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$4,642	$2,043	$2,268	$331	$—
Purchase obligations	22,286	21,880	406	—	—

Total	$26,928	$23,923	$2,674	$331	$—

The table above does not reflect unrecognized tax benefits of $2.9 million, the timing of which is uncertain.

Off-Balance-Sheet Arrangements

In the normal course of business, we may enter into agreements with our customers which require us to secure performance bonds that guarantee our execution of certain obligations under the agreements. As of March 31, 2009, we had one bank guarantee in the amount of €3.0 million ($4.0 million). The bank guarantee is required to be renewed each year during the term of the agreement, which expires in July 2013. At the end of each calendar year, both parties to the agreement will discuss waiver of the bank guarantee.

We do not have any interests in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

On January 1, 2009, we adopted FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

On January 1, 2009, SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), became effective for us. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R may have a material impact on our consolidated financial statements if or when we enter into a business combination.

On January 1, 2009, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 became effective for us. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of March 31, 2009, we did not have any minority interests.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurement. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. We currently anticipate the adoption of FSP FAS 157-4 will not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. We currently anticipate the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our international customer transactions are predominantly denominated in either U.S. dollars or Euro. Accordingly, we have exposure to changes in the exchange rates between the U.S. dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded in foreign currency gain (loss) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of March 31, 2009 and December 31, 2008, our foreign exchange gain or loss would have fluctuated by approximately $2.8 million and $0.6 million, respectively.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Interest Rate Risk

At March 31, 2009, we had unrestricted cash and cash equivalents totaling $387.2 million. At December 31, 2008, we had unrestricted cash and cash equivalents totaling $369.4 million. These amounts were invested primarily in money market funds. In periods of financial market volatility, we may hold a greater proportion of our unrestricted cash and cash equivalents in money market funds that invest solely in government securities, which may result in lower yields on these balances. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008. The Court granted our motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008. UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008. We filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008. On December 5, 2008, the

Court granted UTStarcom’s motion to dismiss in part, dismissing our counterclaim for malicious prosecution and denying UTStarcom’s motion to dismiss our third and fourth counterclaims for unenforceability of the asserted patents and tortious interference with prospective economic advantage. On January 6, 2009, we moved to amend our counterclaims to add a claim for trade secret misappropriation against UTStarcom. The Court granted this motion, and UTStarcom answered the counterclaim on January 26, 2009. On March 20, 2009, we filed a motion for summary judgment on UTStarcom’s copyright count. On March 24, 2009, the Court granted, in-part our and the individual defendants’ motion to dismiss certain counts of UTStarcom’s Fourth Amended Complaint, dismissing nine of UTStarcom’s counts, including counts for declaration of ownership of seven patent applications and one patent, breach of restrictive covenants prohibiting disclosure of confidential and proprietary trade secret information, breach of restrictive covenants prohibiting solicitation of Carrier Unit employees, breach of restrictive covenants prohibiting solicitation of Carrier Unit customers, breach of restrictive covenants concerning the assignment of inventions, breach of the duty of loyalty, inducement of the breach of the duty of loyalty, inducement of the breach of the employment agreements, and conspiracy to misappropriate trade secrets. The Court also dismissed, in part, UTStarcom’s claim for intentional interference with UTStarcom’s business relations. The Court denied our motion to dismiss UTStarcom’s trade secret count, determining that the allegations were sufficient at the pleading stage. On April 7, 2009, UTStarcom filed a motion to reconsider the Court’s dismissal of certain counts, which motion was denied by the Court on April 20, 2009. On April 21, we answered the Fourth Amended Complaint, and re-asserted our counterclaims. Discovery is proceeding. No trial date has been set. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We believe we have meritorious defenses to each of UTStarcom’s claims in this lawsuit and we are prepared to vigorously defend the lawsuit.

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

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. For example, for the three months ended March 31, 2009, we had one customer that accounted for 75% of our revenues. For the three months ended March 31, 2008, we had two customers that each accounted for more than 10% of our revenues and in the aggregate represented 91% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of March 31, 2009, approximately 62% of our employees were located outside of the United States, including 425 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $254.1 million in 2008, and $73.2 million for the three months ended March 31, 2009 and the number of our employees increased from 200 at the beginning of 2005 to 849 as of March 31, 2009. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

In May 2007, UTStarcom filed a lawsuit against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois which, at present, includes violations of the Illinois Trade Secrets Act, infringement of patents assigned to UTStarcom, inducement of patent infringement, intentional interference with UTStarcom’s business relations and copyright infringement. With respect to these claims, the complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and seven of our patent applications. In this lawsuit, UTStarcom seeks unspecified monetary damages, punitive damages, injunctive relief, findings of misappropriation of trade secrets, patent infringement and copyright infringement, costs and attorneys fees. We intend to continue to vigorously defend ourselves in this litigation. The defense of this lawsuit and the prosecution of our counterclaims will require significant investment of time and financial resources. A finding in UTStarcom’s favor in this lawsuit may require us to pay substantial damages based on the past sales of our ST16 product, may force us to pay royalties on past or future sales of our ST16 or ST40 products, may force us to limit or cease development, manufacturing and sales of the ST16 and ST40, which are our only product platforms, and may require that key employees be transferred to other positions or functions, or temporarily prohibited from working for us. This could adversely affect our business, financial condition and results of operations.

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

(b) Use of Proceeds from Public Offerings of Common Stock

In June 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-141092) which the SEC declared effective on June 5, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 12,115,067 shares of our common stock, of which 10,580,226 shares were sold by us including 1,580,226 shares sold in connection with the underwriters’ option described below, and 1,534,841 shares were sold by certain stockholders, at a price of $12.00 per share. The underwriters exercised their option to purchase the additional 1,580,226 shares of our common stock at the initial public offering price of $12.00 per share on June 8, 2007 and the offering closed on June 11, 2007. The underwriters for the offering were Goldman, Sachs & Co., Lehman Brothers, J.P.Morgan and Thomas Weisel Partners LLC.

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

In October 2007, we completed a public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-146717) which the SEC declared effective on October 31, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 8,000,000 shares of our common stock, of which 3,880,000 shares were sold by us and 4,120,000 shares were sold by certain stockholders, at a price of $24.00 per share. The underwriters for the offering were Goldman, Sachs & Co., Lehman Brothers, J.P.Morgan and Thomas Weisel Partners LLC.

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

The following is an index of the exhibits included in this report:

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

Date: May 8, 2009

	By:	/s/ ASHRAF M. DAHOD
Ashraf M. Dahod
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009

	By:	/s/ PAUL J. MILBURY
Paul J. Milbury
Vice President, Operations and
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009

	By:	/s/ GEORGE W. HALE
George W. Hale
Vice President, Finance and
Corporate Controller
(Principal Accounting Officer)