Form 10-Q
period 2009-06-30
Starent Networks, Corp.
filed 2009-08-07
CIK 1391672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, there were 71,550,516 shares of the registrant’s $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$389,913	$369,351
Accounts receivable	54,910	53,689
Inventories	50,446	48,734
Deferred tax assets, net	9,173	3,449
Prepaid expenses and other current assets	7,574	4,709

Total current assets	512,016	479,932
Property and equipment, net	36,258	29,632
Deferred tax assets, net	13,287	9,699
Other assets	8,975	8,011
Restricted cash	822	943

Total assets	$571,358	$528,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,361	$9,042
Accrued expenses and other current liabilities	8,369	8,164
Accrued payroll and related expenses	11,762	15,195
Accrued income taxes	10,922	1,945
Current portion of deferred revenue	139,604	141,726

Total current liabilities	180,018	176,072
Deferred revenue, net of current portion	6,995	10,959
Other long-term liabilities	2,842	2,985

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 70,991,062 and 69,867,985 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	71	70
Additional paid-in capital	387,002	371,655
Accumulated deficit	(5,570)	(33,524)

Total stockholders’ equity	381,503	338,201

Total liabilities and stockholders’ equity	$571,358	$528,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product	$65,829	$52,160	$128,959	$101,047
Service	12,490	9,008	22,562	16,349

Total revenues	78,319	61,168	151,521	117,396

Cost of revenues:
Product	9,843	9,497	19,611	18,546
Service	6,006	3,806	10,552	7,716

Total cost of revenues	15,849	13,303	30,163	26,262

Gross profit	62,470	47,865	121,358	91,134

Operating expenses:
Research and development	16,549	12,500	30,586	24,843
Sales and marketing	16,864	16,173	33,332	35,024
General and administrative	6,691	5,931	13,377	11,087

Total operating expenses	40,104	34,604	77,295	70,954

Income from operations	22,366	13,261	44,063	20,180
Interest income	305	2,009	770	4,293
Foreign currency exchange gain (loss)	1,707	(148)	759	751
Other income (expense), net	—	—	(37)	—

Income before income tax expense	24,378	15,122	45,555	25,224
Income tax expense	(9,202)	(1,346)	(17,601)	(1,795)

Net income	$15,176	$13,776	$27,954	$23,429

Net income per common share (Note 3):
Basic	$0.21	$0.20	$0.40	$0.34

Diluted	$0.20	$0.19	$0.37	$0.32

Weighted-average shares outstanding used in computing net income per common share (Note 3):
Basic	70,648	69,379	70,367	69,105

Diluted	75,841	74,407	75,214	74,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$27,954	$23,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,032	5,018
Share-based compensation	9,635	7,888
Loss on disposal of property and equipment	28	—
Benefit from deferred income taxes, net	(9,319)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,193)	17,146
Inventories	(1,683)	(11,875)
Prepaid expenses and other current assets	(2,738)	293
Other assets	40	(71)
Accounts payable	284	2,373
Accrued expenses and other current liabilities	(3,537)	(3,105)
Accrued income taxes	8,927	493
Deferred revenue	(6,180)	54,527

Net cash provided by operating activities	30,250	96,116

Cash flows from investing activities:
Purchases of property and equipment	(14,720)	(11,215)
Proceeds from maturities of short-term investments	—	9,610
Investments in and advancements to unconsolidated companies	(1,000)	—
Change in restricted cash	125	(130)

Net cash used in investing activities	(15,595)	(1,735)

Cash flows from financing activities:
Proceeds from exercises of stock options	5,585	2,301
Additional expenses from public offerings	—	(87)

Net cash provided by financing activities	5,585	2,214

Effect of exchange rate changes on cash and cash equivalents	322	565

Net increase in cash and cash equivalents	20,562	97,160

Cash and cash equivalents, beginning of year	369,351	223,987

Cash and cash equivalents, end of year	$389,913	$321,147

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals necessary for a fair statement of the Company’s financial position at June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008 in accordance with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

The Company has evaluated subsequent events through August 7, 2009, the date it filed its report on Form 10-Q for the quarter ended June 30, 2009 with the Securities and Exchange Commission (“SEC”), and has no material subsequent events to report.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the realizable value of accounts receivable and inventories, valuing share-based compensation instruments, evaluating loss contingencies and valuation allowances for deferred tax assets. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

Reclassification

Certain prior year amounts related to the classification of foreign currency gains or losses within the operating cash flows section of the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net cash provided by operating activities, results of operations, or any balance sheet captions.

Concentrations of Risk and Off-Balance-Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company’s cash equivalents are principally maintained in a limited number of highly rated financial institutions and consisted primarily of money market funds.

The Company had two customers for the three months ended June 30, 2009 that each accounted for more than 10% of revenues and in the aggregate accounted for 85% of revenues. The Company had one customer for the six months ended June 30, 2009 that accounted for 74% of revenues. The Company had two customers for the three and six months ended June 30, 2008, respectively, that each accounted for more than 10% of revenues and in the aggregate accounted for 85% and 83% of revenues for each of the respective periods. At June 30, 2009, the Company had two customers that accounted for 51% of accounts receivable. At December 31, 2008, the Company had two customers that accounted for 76% of accounts receivable.

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

2. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) 123R, Share-Based Payment, which it adopted on January 1, 2006. SFAS 123R requires companies to expense the fair value of employee stock options and other forms of share-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, the Company will continue to apply Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in future periods to equity awards outstanding prior to the date of its adoption of SFAS 123R. The Company has elected to use the Black-Scholes option pricing model to determine the grant-date fair value of its share-based option awards, except in those situations where an alternative method is required. For restricted stock and restricted stock units, the quoted market price of our common stock at the time of grant is used to estimate the fair value. In accordance with SFAS 123R, the Company will recognize the compensation cost of share-based awards on a graded-vesting basis over the requisite service period of each award, which is generally the vesting period.

The fair value of options granted for the three and six months ended June 30, 2009 and 2008 was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.41%	3.26%	2.14 - 2.41%	3.01 - 3.26%
Expected dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	59%	54%	58 - 59%	54 - 56%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The Company currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period that the Company’s common stock has been publicly traded. In 2008, the Company modified its computation of expected volatility to base it on the combination of historical trading activity of the Company’s common stock, the Company’ implied volatility, and an analysis of comparable companies from a representative peer group selected based on industry and market capitalization in order to derive an expected volatility. Prior to the modification, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under SFAS 123R, management makes an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company’s results for the periods below included share-based compensation expense classified in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation included in:
Cost of revenues	$545	$381	$893	$694

Total share-based compensation included in cost of revenues	545	381	893	694

Research and development	1,987	1,803	3,387	3,107
Sales and marketing	1,750	1,366	2,995	2,293
General and administrative	1,361	968	2,360	1,794

Total share-based compensation included in operating expenses	5,098	4,137	8,742	7,194

Total share-based compensation	$5,643	$4,518	$9,635	$7,888

3. Net Income per Common Share

Basic and diluted net income per common share is presented in conformity with SFAS 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Common stock equivalents include stock options and restricted stock. Diluted net income per common share includes the dilutive effect of stock options and unvested restricted stock under the treasury stock method. The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$15,176	$13,776	$27,954	$23,429

Weighted-average common shares outstanding - basic	70,648	69,379	70,367	69,105
Dilutive effect of stock options and unvested restricted stock	5,193	5,028	4,847	5,267

Weighted-average common shares outstanding - diluted	75,841	74,407	75,214	74,372

Net income per common share:
Basic	$0.21	$0.20	$0.40	$0.34
Diluted	$0.20	$0.19	$0.37	$0.32

The following outstanding options and unvested restricted common stock subject to repurchase were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock and unvested restricted common stock subject to repurchase	1,534	2,913	1,875	2,151

4. Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS 157 (“SFAS 157”), Fair Value Measurements, for its financial assets and liabilities measured at fair value on a recurring basis. On January 1, 2009, as permitted by the Financial Accounting Standards Board (“FASB”) Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company adopted the remaining provisions of SFAS 157 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements for financial and non-financial assets and liabilities and any other assets and liabilities carried at fair value.

SFAS 157 provides a framework for measuring fair value under GAAP in the United States and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. At June 30, 2009 and December 31, 2008, the Company’s Level 1 assets and liabilities included the Company’s money market funds included in cash and cash equivalents.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At June 30, 2009 and December 31, 2008, the Company had no Level 2 assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2009 and December 31, 2008, the Company had no Level 3 assets or liabilities.

At June 30, 2009 and December 31, 2008, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $349.6 million and $348.2 million, respectively. The money market funds were Level 1 financial assets. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value as of June 30, 2009. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

5. Inventories

Inventories principally include the cost of raw materials and subassemblies, the cost of third-party contract manufacturers and cost of sales deferred until such time as related revenue is recognized. Deferred costs of sales are included as a component of finished goods. Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$1,726	$2,656
Work in process	6,712	7,545
Finished goods	42,008	38,533

	$50,446	$48,734

6. Income Taxes

The Company’s effective income tax rate was 37.7% and 38.6% for the three and six months ended June 30, 2009, respectively. The Company’s effective income tax rate was 8.9% and 7.1% for the three and six months ended June 30, 2008, respectively. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three and six months ended June 30, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35% primarily due to the effects of nondeductible share-based compensation and state income taxes, both partially offset by federal and state R&D tax credits. The tax rate in the first six months of 2009 was nearer the statutory tax rate than in the same period of 2008, due to the Company reversing the full valuation allowance recorded against its deferred tax assets in the third quarter of 2008. The Company’s income tax provision for the three and six months ended June 30, 2008 consisted primarily of taxes owed in relation to income generated by its foreign subsidiaries. The federal and state provision for that period included amounts in relation to the Company’s income generated in the U.S., reduced by the utilization of available net operating loss (NOL) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.

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

In May 2007, UTStarcom filed an additional complaint against the Company and a number of its employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois Trade Secrets Act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of the Company’s patents and three of its patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for the Company, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market the Company’s 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that the Company has disclosed UTStarcom’s trade secrets in one of its patents and three of its patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, the Company and the current and former employee defendants filed their answers to the complaint. The Company also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of the Company’s patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, the Company filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to this motion on January 22, 2008, and the Company filed its reply on January 29, 2008. On May 20, 2008 the Court granted the Company’s motion, in part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint. On June 9, 2008, the Company moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s order to provide a more definite statement of those claims. On July 23, 2008, the Court granted the Company’s motion and dismissed those claims. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” On August 11, 2008, the Court granted UTStarcom leave to file a Fourth Amended Complaint. UTStarcom filed a Fourth Amended Complaint on August 27, 2008. In addition, on August 26, 2008, the Company filed a motion for summary judgment of noninfringement of U.S. Patent No. 7,173,905, which has been fully briefed. On August 27, 2008, UTStarcom filed a motion to dismiss Starent’s third, fourth, and fifth counterclaims for unenforceability of the asserted patents, tortious interference with prospective economic advantage, and malicious prosecution, respectively.

The Company filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008. The Court granted the Company’s motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008. UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008. The Company filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008. On December 5, 2008, the Court granted UTStarcom’s motion to dismiss in part, dismissing the Company’s counterclaim for malicious prosecution and denying UTStarcom’s motion to dismiss the Company’s third and fourth counterclaims for unenforceability of the asserted patents and tortious interference with prospective economic advantage. On January 6, 2009, the Company moved to amend its counterclaims to add a claim for trade secret misappropriation against UTStarcom. The Court granted this motion, and UTStarcom answered the counterclaim on January 26, 2009. On March 20, 2009, the Company filed a motion for summary judgment on UTStarcom’s copyright count. On March 24, 2009, the Court granted, in-part, the Company’s and individual defendants’ motion to dismiss certain counts of UTStarcom’s Fourth Amended Complaint, dismissing nine of UTStarcom’s counts, including its counts for declaration of ownership of seven patent applications and one patent, breach of restrictive covenants prohibiting disclosure of confidential and proprietary trade secret information, breach of restrictive covenants prohibiting solicitation of Carrier Unit employees, breach of restrictive covenants prohibiting solicitation of Carrier Unit customers, breach of restrictive covenants concerning the assignment of inventions, breach of the duty of loyalty, inducement of the breach of the duty of loyalty, inducement of the breach of the employment agreements, and conspiracy to misappropriate trade secrets. The Court also dismissed, in part, UTStarcom’s count for intentional interference with UTStarcom’s business relations. The Court denied the Company’s motion to dismiss UTStarcom’s trade secret count, determining that the allegations were sufficient at the pleading stage. On April 7, 2009, UTStarcom filed a motion to reconsider the Court’s dismissal of certain counts, which motion was denied by the Court on April 20, 2009. On April 21, the Company answered the Fourth Amended Complaint, and re-asserted its counterclaims. On May 22, 2009, the Company filed a motion for summary judgment of noninfringement of U.S. Patent No. 6,684,256. On June 26, 2009, the Company filed a motion for summary judgment of noninfringement of U.S. Patent No. 6,765,900. UTSI’s responses to those motions are due September 4, 2009 and September 9, 2009, respectively. On June 10, 2009, the parties stipulated to a dismissal, without prejudice, of all remaining claims against fifteen of the individual defendants, and UT Starcom’s claim for intentional interference against the Company. On July 10, 2009, the parties stipulated to a dismissal, with prejudice, of UTSI’s copyright claim against the Company.

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

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States and Canada	$66,319	$55,707	$136,278	$109,642
Japan	9,169	3,999	10,538	5,139
Korea	718	1,111	1,716	2,074
Rest of world	2,113	351	2,989	541

Total	$78,319	$61,168	$151,521	$117,396

Long-lived Assets

	June 30, 2009	December 31, 2008
United States	$27,861	$21,059
India	7,870	7,857
Rest of world	527	716

Total	$36,258	$29,632

9. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$15,176	$13,776	$27,954	$23,429
Unrealized loss on short-term investments	—	(5)	—	(2)

Comprehensive income	$15,176	$13,771	$27,954	$23,427

10. Recent Accounting Pronouncements

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

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

On January 1, 2009, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 became effective for the Company. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, became effective for the Company. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurement. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. FSP FAS 157-4 did not have an impact on the Company’s consolidated financial statements.

In June 2009, FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective for the Company. FSP FAS 115-2 and FSP FAS 124-2 amends the other-than-temporary impairment guidance for debt and equity securities. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosures required by SFAS 165 are reflected in Note 1 of the Company’s financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162. The Codification will become effective for the Company for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but combines all authoritative standards, such as those issued by the FASB, AICPA and EITF, into a comprehensive, topically organized online database. The Codification is expected to become the single source of authoritative U.S. GAAP applicable for all non-governmental entities, except for rules and interpretive releases of the SEC.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including the factors set forth in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these factors and the risks described in other documents that we file from time to time with the Securities and Exchange Commission, or SEC, in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

References to “Starent Networks, Corp.”, “registrant”, “we”, “us”, “our” and similar pronouns refer to Starent Networks, Corp. and its consolidated subsidiaries.

Overview

Starent Networks is a leading provider of infrastructure hardware and software products and services that enable mobile operators to deliver multimedia services to their subscribers. We have created hardware and software products that provide core network functions and services, including access from a wide range of radio networks to the mobile operator’s packet core network. Our products and services also provide management of subscriber sessions moving between networks and application of billing and other session policies. Our products and services provide high performance and system intelligence by combining significant computing power, memory and traffic handling capabilities with a flexible, high availability operating system and other proprietary software. Our products integrate multiple network functions and services needed for the delivery of advanced multimedia services, such as video, Internet access, voice-over-IP, e-mail, mobile TV, photo sharing and gaming.

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

We sell our products and services to mobile operators around the world both directly and indirectly through our relationships with original equipment manufacturers, or OEMs, system integrators and distributors. We were founded in 2000 and our products were first used commercially by a mobile operator in the first quarter of 2003. Since 2003, our products have been deployed by over 100 mobile operators in over 45 countries.

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of June 30, 2009, we had 917 employees worldwide. Our revenues for the year ended December 31, 2008, were $254.1 million and for the three and six months ended June 30, 2009 were $78.3 million and $151.5 million, respectively. Our net income for the year ended December 31, 2008 was $60.5 million and for the three and six months ended June 30, 2009 was $15.2 million and $28.0 million, respectively.

Revenues

Our revenues consist of both product revenues and service revenues. We derive product revenues from the sale of our hardware products and the licensing of our software. Service revenues are generated from:

•	maintenance and technical support associated with our software;

•	hardware repair and maintenance services; and

•	implementation, training and professional services.

We recognize revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

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

Income Tax Expense

Our income tax expense consists of provisions for income taxes in both the United States and foreign jurisdictions. We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year and record certain discrete items in the period in which they occur, such as incremental tax deductions related to employee stock options as well as changes in tax position uncertainties.

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

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
		(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$65,829	$52,160	$13,669	26%	$128,959	$101,047	$27,912	28%
Percentage of revenues	84%	85%			85%	86%
Service	12,490	9,008	3,482	39	22,562	16,349	6,213	38
Percentage of revenues	16%	15%			15%	14%

Total revenues	$78,319	$61,168	$17,151	28%	$151,521	$117,396	$34,125	29%

Revenues by Customer Type:
Direct	$65,262	$55,604	$9,658	17%	$135,467	$109,322	$26,145	24%
Percentage of revenues	83%	91%			89%	93%
Indirect	13,057	5,564	7,493	135	16,054	8,074	7,980	99
Percentage of revenues	17%	9%			11%	7%

Total revenues	$78,319	$61,168	$17,151	28%	$151,521	$117,396	$34,125	29%

Revenues by Geography:
United States and Canada	$66,319	$55,707	$10,612	19%	$136,278	$109,642	$26,636	24%
Percentage of revenues	85%	91%			90%	93%
Japan	9,169	3,999	5,170	129	10,538	5,139	5,399	105
Percentage of revenues	12%	7%			7%	4%
Korea	718	1,111	(393)	(35)	1,716	2,074	(358)	(17)
Percentage of revenues	1%	2%			1%	2%
Rest of world	2,113	351	1,762	502	2,989	541	2,448	452
Percentage of revenues	3%	—			2%	—

Total revenues	$78,319	$61,168	$17,151	28%	$151,521	$117,396	$34,125	29%

Revenues increased $17.2 million, or 28%, during the three months ended June 30, 2009 compared to the same period in 2008, due to an increase in product revenues of $13.7 million and an increase in service revenues of $3.5 million. Product revenues, which include hardware and software, increased primarily due to product shipments in the United States and Canada for which we received customer acceptances and recognized revenue during the three months ended June 30, 2009 as compared to the same period in 2008. The $3.5 million increase in service revenues for the three months ended June 30, 2009 compared to the same period in 2008 was due to an increase in the amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees. Direct revenues increased $9.7 million, or 17%, primarily due to increased sales to existing customers. Indirect revenues increased $7.5 million, or 135%, primarily due to increased sales to an existing customer in Japan.

Revenues increased $34.1 million, or 29%, during the six months ended June 30, 2009 compared to the same period in 2008, due to an increase in product revenues of $27.9 million and an increase in service revenues of $6.2 million. Product revenues, which include hardware and software, increased primarily due to product shipments in the United States and Canada for which we received customer acceptances and recognized revenue during the six months ended June 30, 2009 as compared to the same period in 2008. The $6.2 million increase in service revenues for the six months ended June 30, 2009 compared to the same period in 2008 was due to an increase in the amount of our products installed at mobile operators. Direct revenues increased $26.1 million, or 24%, primarily due to increased sales to existing customers. Indirect revenues increased $8.0 million, or 99%, as described above.

Cost of Revenues and Gross Profit

The following table sets forth our cost of revenues and gross profit.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)
Cost of revenues:
Product	$9,843	$9,497	$346	4%	$19,611	$18,546	$1,065	6%
Percentage of related revenues	15%	18%			15%	18%
Service	6,006	3,806	2,200	58	10,552	7,716	2,836	37
Percentage of related revenues	48%	42%			47%	47%

Total cost of revenues	$15,849	$13,303	$2,546	19%	$30,163	$26,262	$3,901	15%

Percentage of revenues	20%	22%			20%	22%

Gross profit:
Product	$55,986	$42,663	$13,323	31%	$109,348	$82,501	$26,847	33%
Product gross margin	85%	82%			85%	82%
Service	6,484	5,202	1,282	25	12,010	8,633	3,377	39
Service gross margin	52%	58%			53%	53%

Total gross profit	$62,470	$47,865	$14,605	31%	$121,358	$91,134	$30,224	33%

Gross margin	80%	78%			80%	78%

Product gross margin increased three percentage points to 85% during the three months ended June 30, 2009 as compared to the same period in 2008 due primarily to a higher proportion of software revenue relative to the mix of hardware and software sales in the quarter compared to the prior year. We expect product gross margin to decrease somewhat during the remainder of 2009 due to the expansion of our customer base in certain geographic areas and the reduction of the percentage of software-only transactions in future periods.

The $2.2 million increase in cost of services for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to higher personnel costs, depreciation expense and overhead costs primarily related to the addition of 47 customer support and training personnel. Service gross margin decreased six percentage points to 52% during the three months ended June 30, 2009 as compared to the same period in 2008. The decrease in margin was due to the increase in expenses described above. We anticipate cost of services will increase during the remainder of 2009 as we continue to expand our customer support organization geographically in future periods, which may result in modestly lower service gross margins.

Product gross margin increased three percentage points to 85% during the six months ended June 30, 2009 as compared to the same period in 2008 due primarily to a higher proportion of software revenue relative to the mix of hardware and software sales during the period compared to the prior year.

The $2.8 million increase in cost of services for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to higher personnel costs, depreciation expense and overhead costs primarily related to the increased number of customer support and training employees. Service gross margin remained consistent during the six months ended June 30, 2009 as compared to the same period in 2008.

Operating Expenses

The following table sets forth our operating expenses.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)
Research and development	$16,549	$12,500	$4,049	32%	$30,586	$24,843	$5,743	23%
Percentage of revenues	21%	20%			20%	21%
Sales and marketing	16,864	16,173	691	4	33,332	35,024	(1,692)	(5)
Percentage of revenues	22%	26%			22%	30%
General and administrative	6,691	5,931	760	13	13,377	11,087	2,290	21
Percentage of revenues	9%	10%			9%	9%

Total operating expenses	$40,104	$34,604	$5,500	16%	$77,295	$70,954	$6,341	9%

Percentage of revenues	51%	57%			51%	60%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and professional fees, consulting, travel and depreciation expenses. Personnel costs are our largest expense, representing $24.4 million and $46.1 million, or 61% and 60%, of our total operating expenses for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, personnel costs were $21.5 million and $45.5 million, or 62% and 64%, of our total operating expenses for each of the respective periods. The changes in personnel costs are described below.

Research and development

The following table sets forth our research and development expenses.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)
Research and development	$16,549	$12,500	$4,049	32%	$30,586	$24,843	$5,743	23%
Percentage of revenues	21%	20%			20%	21%

Research and development expenses increased $4.0 million, or 32%, during the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to increases in cash compensation of $1.7 million, primarily related to the addition of 101 employees, of which 88 were located in India; and higher depreciation expense of $1.2 million related to our capital expenditures primarily utilized in our quality assurance and customer lab testing facilities. The increase in cash compensation was partially offset by the effect of exchange rate changes.

Research and development expenses increased $5.7 million, or 23%, during the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to increases in cash compensation of $2.2 million and higher depreciation expense of $2.4 million, as described above.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate that the amount of personnel costs and depreciation expense will increase during the remainder of 2009 as we continue to add engineering and quality assurance personnel and increase our test lab facilities.

Sales and marketing

The following table sets forth our sales and marketing expenses.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)
Sales and marketing	$16,864	$16,173	$691	4%	$33,332	$35,024	$(1,692)	(5)%
Percentage of revenues	22%	26%			22%	30%

Sales and marketing expenses increased $0.7 million, or 4%, for the three months ended June 30, 2009 as compared to the same period in 2008. This increase was primarily due to higher product demonstration expenses of $1.3 million, higher share-based compensation expense of $0.4 million and increases in other operating expenses. The increases in product demonstration and other operating expenses were primarily due to expansion of our sales activities geographically. The increase in share-based compensation was primarily due to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees. The increases in product demonstration, share-based compensation and other operating expenses were partially offset by decreases in cash compensation expense of $0.9 million and consulting expenses of $0.6 million. The decrease in cash compensation expense was due to changes in employee compensation plans, which led to lower commissions being earned during the three months ended June 30, 2009, offset by higher cash compensation primarily related to the addition of 70 employees. The decrease in consulting expense was due primarily to changes in arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers.

Sales and marketing expenses decreased $1.7 million, or 5%, for the six months ended June 30, 2009 as compared to the same period in 2008. This decrease was primarily due to decreases in cash compensation expense of $4.8 million and consulting expense of $1.5 million, as described above. The decreases in compensation and consulting expenses were offset by higher travel expenses of $0.7 million due primarily to our employee additions; higher product demonstration expenses of $2.4 million; higher share-based compensation expense of $0.7 million and higher other operating expenses, as described above.

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

General and administrative

The following table sets forth our general and administrative expenses.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)
General and administrative	$6,691	$5,931	$760	13%	$13,377	$11,087	$2,290	21%
Percentage of revenues	9%	10%			9%	9%

General and administrative expenses increased $0.8 million, or 13%, for the three months ended June 30 2009, but decreased as a percentage of revenues, as compared to the same period in 2008. The increase was primarily due to higher cash compensation of $1.1 million, an increase in share based-compensation of $0.4 million, and an increase in consulting expenses of $0.5 million. The increase in compensation expense was primarily related to the addition of 23 employees. The increase in share-based compensation was primarily due to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees. The increase in consulting expenses was primarily due to information technology projects. The increases in compensation expense, share-based compensation and consulting expense were partially offset by a decrease in professional fees of $1.1 million. The decrease in professional fees was primarily due to the receipt of an insurance reimbursement for legal fees associated with our pending litigation.

General and administrative expenses increased $2.3 million, or 21%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to higher cash compensation of $1.6 million, an increase in share-based compensation expense of $0.6 million, and an increase in consulting expenses of $0.9 million, as described above. The increases were partially offset by a decrease in professional fees of $0.5 million, as described above.

We expect general and administrative expense to increase in future periods as we invest in infrastructure to support continued growth. In addition, we expect to continue to incur costs associated with pending litigation discussed in Part II—Item 1 “Legal Proceedings”.

Interest income

The following table sets forth our interest income.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
		(dollars in thousands)				(dollars in thousands)
Interest income	$305	$2,009	$(1,704)	(85)%	$770	$4,293	$(3,523)	(82)%

Interest income consists of income generated from the investment of our cash balances. Interest income decreased $1.7 million and $3.5 million for the three and six months ended June 30, 2009 as compared to the same periods in 2008, due primarily to lower rates of return earned on our money market investments.

Foreign Currency Exchange Gain (Losses)

The following table sets forth our foreign currency exchange gain (losses).

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
		(dollars in thousands)				(dollars in thousands)
Foreign currency gains (losses)	$1,707	$(148)	$1,855	(1,253)%	$759	$751	$8	1%

For the three months ended June 30, 2009, we recorded foreign currency gains of $1.7 million as compared to foreign currency losses of $0.1 million in the same period of 2008. The difference was primarily due to the weakening of the U.S. dollar that occurred during the second quarter of 2009 against foreign currencies in geographic locations in which we operate.

For the six months ended June 30, 2009 and 2008, we recorded foreign currency gains of $0.8 million for each of the respective periods.

Income tax expense

The following table sets forth our income tax expense.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
		(dollars in thousands)				(dollars in thousands)
Income tax expense	$9,202	$1,346	$7,856	584%	$17,601	$1,795	$15,806	881%

For the three and six months ended June 30, 2009, our effective tax rate was 37.7% and 38.6% on pre-tax income of $24.4 million and $45.6 million, respectively, as compared to an effective tax rate of 8.9% and 7.1% on pre-tax income of $15.1 million and $25.2 million for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2009, our effective income tax rate differed from the federal statutory tax rate mainly due to the effects of nondeductible share-based compensation and state tax expense, both partially offset by federal and state R&D tax credits. Our effective tax rate for the three and six months ended June 30, 2009 was nearer the statutory tax rate than in the same periods of 2008, due to the reversal of our full valuation allowance recorded against our deferred tax assets in the third quarter of 2008.

Our income tax provision for the three and six months ended June 30, 2008 consisted primarily of taxes owed in relation to the income generated by our foreign subsidiaries. The federal and state provision for those periods included amounts in relation to our income generated in the U.S., reduced by the utilization of available net operating loss (NOL) carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance prior to their utilization.

We expect our annual effective income tax rate, exclusive of discrete items, to remain relatively consistent on a quarterly basis during the remainder of 2009.

Net income

The following table sets forth our net income.

	Three Months Ended June 30,		Period-to-Period Change		Six Months Ended June 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
		(dollars in thousands)				(dollars in thousands)
Net income	$15,176	$13,776	$1,400	10%	$27,954	$23,429	$4,525	19%

Net income increased $1.4 million and $4.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to the items discussed above.

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

Cash and cash equivalents. Our cash and cash equivalents at June 30, 2009 of $389.9 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.8 million and $0.9 million at June 30, 2009 and December 31, 2008, respectively, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$30,250	$96,116
Net cash used in investing activities	$(15,595)	$(1,735)
Net cash provided by financing activities	$5,585	$2,214

Operating activities. Cash from operating activities consisted of significant components of the statements of operations, adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

The following table sets forth our cash provided by operating activities:

	Six Months Ended June 30,
	2009	2008	Change
	(dollars in thousands)
Received from:
Customers	$144,109	$189,157	$(45,048)
Interest	888	5,071	(4,183)

Payments for:
Employee compensation	(48,176)	(47,413)	(763)
Inventories	(22,052)	(29,222)	7,170
Professional and consulting fees	(7,969)	(9,718)	1,749
Other operating expenses	(18,408)	(10,536)	(7,872)
Income taxes	(18,142)	(1,223)	(16,919)

	$30,250	$96,116	$(65,866)

For the six months ended June 30, 2009, net cash provided by operating activities was $30.3 million as compared to $96.1 million for the same period in 2008. During the six months ended June 30 2009, we received $144.1 million from our customers, a decrease of $45.0 million compared to the same period in 2008. This decrease was due primarily to the timing of billing and collections of customer orders. The decrease in cash received from interest of $4.2 million was due primarily to lower rates of return earned on our money market investments. Our cash received from customers and interest was partially offset by cash payments related to employee compensation, inventories, professional and consulting fees, income taxes and various other operating expenses, as set forth in the table above. The increase in cash paid for employee compensation of $0.8 million was due primarily to increases in salary and related expenses, partially offset by lower commission payments, as discussed above. The decrease in cash paid for inventories of $7.2 million was due primarily to lower purchases of inventory. The decrease in cash paid for professional and consulting fees was due primarily to an insurance reimbursement for legal fees associated with our litigation defense. The increase in payments for other operating expenses of $7.9 million was due primarily to increases in travel, trial and demonstration equipment, rents and other expenses due to expansion of our operations and our increased number of employees. The increase in cash paid for income taxes of $16.9 million was due primarily to estimated payments related to federal and state income taxes due to our full utilization of substantially all of our remaining NOL carryforwards in 2008. We expect cash payments for income taxes to decrease modestly in future quarters of 2009.

Investing activities. Cash from investing activities consisted primarily of capital expenditures and proceeds from maturities of short-term investments associated with our investment balances. The $15.6 million of cash used in investing activities for the six months ended June 30, 2009 consisted primarily of $14.7 million of capital expenditures and a $1.0 million advance to an unconsolidated company, partially offset by a $0.1 million decrease of restricted cash associated with our facility lease agreements. The $1.7 million of cash used in investing activities for the six months ended June 30, 2008 consisted primarily of $11.2 million of capital expenditures, partially offset by $9.6 million of maturities of short-term investments. Purchases of property and equipment for the six months ended June 30, 2009 increased $3.5 million as compared with the same period in 2008, primarily due to an increase in R&D equipment purchases for quality assurance and customer lab testing facilities.

Financing activities. Cash from financing activities consisted primarily of proceeds received from exercises of stock options and purchases of our restricted common stock. For the six months ended June 30, 2009, cash from financing activities increased by $3.4 million as compared to the same period in 2008.

At June 30, 2009 and December 31, 2008, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

We believe our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to finance our planned growth, enhance our products and fund anticipated capital expenditures for the foreseeable future.

We may use the net proceeds from our public offerings for working capital and other general corporate purposes and to finance accelerated growth, develop new product lines and fund acquisitions and strategic investments. These future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new products and enhancements and our expansion of sales and marketing and product development activities. To the extent our existing resources are insufficient to fund these activities; we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products that complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or complete an equity or debt financing on terms acceptable to us or at all.

Requirements

Capital expenditures. We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $14.7 million for the six months ended June 30, 2009. We expect capital expenditures to be approximately $25-30 million for 2009, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth.

Contractual obligations and requirements. As of June 30, 2009, our commitments under operating leases and purchase obligations were as set forth below.

	Total	Remainder of 2009	1 - 3 Years	4 - 5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$6,206	$1,364	$3,559	$1,283	$—
Purchase obligations	18,240	17,737	503	—	—

Total	$24,446	$19,101	$4,062	$1,283	$—

The table above does not reflect unrecognized tax benefits of $3.0 million, the timing of which is uncertain.

Off-Balance-Sheet Arrangements

In the normal course of business, we may enter into agreements with our customers which require us to secure performance bonds that guarantee our execution of certain obligations under the agreements. As of June 30, 2009, we had one bank guarantee in the amount of €3.0 million ($4.2 million). The bank guarantee is required to be renewed each year during the term of the agreement, which expires in July 2013. At the end of each calendar year, both parties to the agreement will discuss waiver of the bank guarantee.

We do not have any interests in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Recent Accounting Pronouncements

On January 1, 2009, we adopted FASB Staff Position, or FSP, 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurement, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

On January 1, 2009, SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 became effective for us. This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The adoption of SFAS 160 did not have an impact on our consolidated financial statements.

In June 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In June 2009, FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, became effective for us. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurement. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. FSP FAS 157-4 did not have an impact on our consolidated financial statements.

In June 2009, FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective for us. FSP FAS 115-2 and FSP FAS 124-2 amends the other-than-temporary impairment guidance for debt and equity securities. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have an impact on our consolidated financial statements.

In June 2009, we adopted SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosures required by SFAS 165 are reflected in Note 1 of our financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162. The Codification will become effective for the Company for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. generally accepted accounting principles, or GAAP, but combines all authoritative standards, such as those issued by the FASB, AICPA and EITF, into a comprehensive, topically organized online database. The Codification is expected to become the single source of authoritative U.S. GAAP applicable for all non-governmental entities, except for rules and interpretive releases of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our international customer transactions are predominantly denominated in either U.S. dollars or Euros. Accordingly, we have exposure to changes in the exchange rates between the U.S. dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded in foreign currency gain (loss) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of June 30, 2009 and December 31, 2008, our foreign exchange gain or loss would have fluctuated by approximately $3.1 million and $0.6 million, respectively.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Interest Rate Risk

At June 30, 2009, we had unrestricted cash and cash equivalents totaling $389.9 million. At December 31, 2008, we had unrestricted cash and cash equivalents totaling $369.4 million. These amounts were invested primarily in money market funds. In periods of financial market volatility, we may hold a greater proportion of our unrestricted cash and cash equivalents in money market funds that invest solely in government securities, which may result in lower yields on these balances. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2007, UTStarcom filed an additional complaint against us and a number of our employees and former employees in the United States District Court for the Northern District of Illinois alleging violations of the Illinois Trade Secrets Act, infringement of five patents assigned to UTStarcom, intentional interference with UTStarcom’s business relations and declarations of ownership relating to one of our patents and three of our patent applications. The complaint contains allegations, among others, that a number of former employees of a business unit UTStarcom acquired, who subsequently worked for us, took UTStarcom’s trade secrets with them and improperly used those trade secrets to develop, manufacture and market our 3G wireless products, and that such products incorporate various UTStarcom confidential technical information, including UTStarcom’s proprietary virtual private network and EV-DO features. UTStarcom further alleges that we have disclosed UTStarcom’s trade secrets in one of our patents and three of our patent applications, and that this patent and these patent applications legally belong to UTStarcom based on the inventors’ previous work at the business unit acquired by UTStarcom. In August 2007, we and the current and former employee defendants filed our answers to the complaint. We also filed counterclaims for tortious interference with prospective economic advantage, malicious prosecution, a declaration that the patents-in-suit are invalid and not infringed, and a declaration that one of the patents-in-suit is unenforceable due to inequitable conduct. In December 2007, UTStarcom filed an amendment to the complaint, which added new claims for declaration of ownership of four more of our patent applications, copyright infringement, breach of restrictive covenants against the employee and former employee defendants, and aiding and abetting the employee and former employee defendants’ breaches of the duty of loyalty and the employment agreements. The amendment to the complaint also added another employee as a defendant. On January 4, 2008, we filed a motion to dismiss, or in the alternative for a more definite statement regarding, the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims of the amendment to the complaint. UTStarcom filed its opposition to our motion on January 22, 2008, and we filed our reply on January 29, 2008. On May 20, 2008, the Court granted our motion, in part, and ordered UTStarcom to provide a more definite statement of its claims. On May 30, 2008, UTStarcom filed a Third Amended Complaint. On June 9, 2008, we moved to dismiss the trade secret, copyright, breaches of restrictive covenants, and aiding and abetting claims (Counts I, VI, and VIII-XV) of the Third Amended Complaint, for failure to comply with the Court’s order to provide a more definite statement of those claims. On July 23, 2008, the Court granted our motion and dismissed the claims that were the subject of the motion. On August 1, 2008, UTStarcom filed a “Motion for Leave to Amend the Complaint to Provide a More Definite Statement and Clarification of the 7/23 Order.” On August 11, 2008, the Court granted UTStarcom leave to file a Fourth Amended Complaint. UTStarcom filed a Fourth Amended Complaint on August 27, 2008. In addition, on August 26, 2008, we filed a motion for summary judgment of noninfringement of U.S. Patent No. 7,173,905, which has been fully briefed. On August 27, 2008, UTStarcom filed a motion to dismiss our third, fourth, and fifth counterclaims for unenforceability of the asserted patents, tortious interference with prospective economic advantage, and malicious prosecution, respectively.

We filed a motion to strike and dismiss the Fourth Amended Complaint on September 15, 2008. The Court granted our motion to strike the Fourth Amended Complaint on September 24, 2008, and, on the same day, granted UTStarcom leave to re-file the version of the Fourth Amended Complaint which was previously attached as an exhibit to its motion for leave to amend the complaint filed on August 1, 2008. UTStarcom re-filed this version of its Fourth Amended Complaint on September 25, 2008. We filed a motion to dismiss certain counts of UTStarcom’s latest Fourth Amended Complaint on October 14, 2008. On

December 5, 2008, the Court granted UTStarcom’s motion to dismiss in part, dismissing our counterclaim for malicious prosecution and denying UTStarcom’s motion to dismiss our third and fourth counterclaims for unenforceability of the asserted patents and tortious interference with prospective economic advantage. On January 6, 2009, we moved to amend our counterclaims to add a claim for trade secret misappropriation against UTStarcom. The Court granted this motion, and UTStarcom answered the counterclaim on January 26, 2009. On March 20, 2009, we filed a motion for summary judgment on UTStarcom’s copyright count. On March 24, 2009, the Court granted, in-part our and the individual defendants’ motion to dismiss certain counts of UTStarcom’s Fourth Amended Complaint, dismissing nine of UTStarcom’s counts, including counts for declaration of ownership of seven patent applications and one patent, breach of restrictive covenants prohibiting disclosure of confidential and proprietary trade secret information, breach of restrictive covenants prohibiting solicitation of Carrier Unit employees, breach of restrictive covenants prohibiting solicitation of Carrier Unit customers, breach of restrictive covenants concerning the assignment of inventions, breach of the duty of loyalty, inducement of the breach of the duty of loyalty, inducement of the breach of the employment agreements, and conspiracy to misappropriate trade secrets. The Court also dismissed, in part, UTStarcom’s claim for intentional interference with UTStarcom’s business relations. The Court denied our motion to dismiss UTStarcom’s trade secret count, determining that the allegations were sufficient at the pleading stage. On April 7, 2009, UTStarcom filed a motion to reconsider the Court’s dismissal of certain counts, which motion was denied by the Court on April 20, 2009. On April 21, we answered the Fourth Amended Complaint, and re-asserted our counterclaims. On May 22, 2009, we filed a motion for summary judgment of noninfringement of U.S. Patent No. 6,684,256. On June 26, 2009, we filed a motion for summary judgment of noninfringement of U.S. Patent No. 6,765,900. UTSI’s responses to those motions are due September 4, 2009, and September 9, 2009, respectively. On June 10, 2009, the parties stipulated to a dismissal, without prejudice, of all remaining claims against fifteen of the individual defendants, and UT Starcom’s claim for intentional interference against us. On July 10, 2009, the parties stipulated to a dismissal, with prejudice, of UTSI’s copyright claim against us.

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

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. For example, for the six months ended June 30, 2009, we had one customer that accounted for 74% of our revenues. We had two customers for the six months ended June 30, 2008 that each accounted for more than 10% of our revenues and in the aggregate accounted for 83% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

For our sales to mobile operators, we rely in part on establishing and maintaining successful relationships with original equipment manufacturers, or OEMs, system integrators and distributors. Our revenues depend in part on the effective performance of these distribution relationships. By utilizing these indirect sales channels we may have less contact with the end users of our products, thereby potentially making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Developing relationships with qualified OEMs, system integrators and distributors and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support our OEM, system integrator and distributor relationships, including investment in systems and training. We have no minimum purchase commitments with any of our OEMs, system integrators or distributors, and our contracts with them generally do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential OEMs, system integrators and distributors to favor their products or to prevent or reduce sales of our products. Our OEMs, system integrators and distributors may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with our OEMs, system integrators and distributors could adversely affect our business, operating results and financial condition.

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

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of June 30, 2009, approximately 64% of our employees were located outside of the United States, including 467 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $254.1 million in 2008, and $151.5 million for the six months ended June 30, 2009 and the number of our employees increased from 200 at the beginning of 2005 to 917 as of June 30, 2009. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on May 21, 2009. At the 2009 Annual Meeting, our stockholders elected two director nominees and ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

At the 2009 Annual Meeting, our stockholders elected James A. Dolce, Jr. and Kenneth A. Goldman to serve as Class II directors until our 2012 annual meeting of stockholders and until their successors are elected and qualified. In addition to the election of Mr. Dolce and Mr. Goldman, our directors Edward T. Anderson, Timothy A. Barrows and Ashraf A. Dahod continue in office for terms ending in 2010 and our directors Sean M. Dalton and Matthew J. Desch continue in office for terms ending in 2011, in each case, until his successor is elected and qualified.

The matters acted upon at the 2009 Annual Meeting, and the voting tabulation for each matter, are as follows:

(1) To elect two Class II directors to our board of directors, each to serve for a term ending in 2012, or until his respective successor has been duly elected and qualified:

Nominees for Election as a Class II Director:	Votes For	Votes Withheld
James A. Dolce, Jr.	61,318,323	2,216,881
Kenneth A. Goldman	62,752,872	782,332

(2) To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, which matter was approved by a vote of 62,913,378 shares voting for, 568,636 shares voting against and 53,190 shares abstaining.

ITEM 6. EXHIBITS

The following is an index of the exhibits included in this report:

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2009.

10.2	Form of Executive Retention Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2009.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARENT NETWORKS, CORP.
(Registrant)

Date: August 7, 2009

	By:	/s/ ASHRAF M. DAHOD
Ashraf M. Dahod President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009

	By:	/s/ PAUL J. MILBURY
Paul J. Milbury Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009

	By:	/s/ GEORGE W. HALE
George W. Hale Vice President, Finance and Corporate Controller (Principal Accounting Officer)