Form 10-Q
period 2009-09-30
Starent Networks, Corp.
filed 2009-11-06
CIK 1391672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, there were 72,120,431 shares of the registrant’s $0.001 par value per share common stock outstanding.

STARENT NETWORKS, CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$407,456	$369,351
Accounts receivable	53,836	53,689
Inventories	56,476	48,734
Deferred tax assets, net	6,924	3,449
Prepaid expenses and other current assets	7,830	4,709

Total current assets	532,522	479,932

Property and equipment, net	38,541	29,632
Deferred tax assets, net	15,967	9,699
Other assets	10,910	8,011
Restricted cash	821	943

Total assets	$598,761	$528,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,753	$9,042
Accrued expenses and other current liabilities	12,586	8,164
Accrued payroll and related expenses	12,216	15,195
Accrued income taxes	14,180	1,945
Current portion of deferred revenue	129,505	141,726

Total current liabilities	182,240	176,072

Deferred revenue, net of current portion	7,737	10,959
Other long-term liabilities	2,762	2,985

Commitments and contingencies (Note 8 and 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,739,454 and 69,867,985 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	72	70
Additional paid-in capital	396,397	371,655
Retained earnings (accumulated deficit)	9,553	(33,524)

Total stockholders’ equity	406,022	338,201

Total liabilities and stockholders’ equity	$598,761	$528,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product	$73,160	$55,450	$202,119	$156,497
Service	12,810	10,611	35,372	26,960

Total revenues	85,970	66,061	237,491	183,457

Cost of revenues:
Product	10,100	10,151	29,711	28,697
Service	6,405	4,107	16,957	11,823

Total cost of revenues	16,505	14,258	46,668	40,520

Gross profit	69,465	51,803	190,823	142,937

Operating expenses:
Research and development	16,892	13,750	47,478	38,594
Sales and marketing	18,677	17,894	52,009	52,918
General and administrative	10,569	6,129	23,946	17,215

Total operating expenses	46,138	37,773	123,433	108,727

Income from operations	23,327	14,030	67,390	34,210
Interest income	252	1,940	1,022	6,232
Foreign currency exchange gain (loss)	1,299	(1,308)	2,057	(556)
Other income (expense), net	31	—	(5)	—

Income before income tax (expense) benefit	24,909	14,662	70,464	39,886
Income tax (expense) benefit	(9,787)	4,926	(27,388)	3,131

Net income	$15,122	$19,588	$43,076	$43,017

Net income per common share (Note 3):
Basic	$0.21	$0.28	$0.61	$0.62

Diluted	$0.20	$0.26	$0.57	$0.58

Weighted-average shares outstanding used in computing net income per common share (Note 3):
Basic	71,418	69,683	70,720	69,328

Diluted	76,356	74,192	75,752	74,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$43,076	$43,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,715	8,090
Share-based compensation	15,941	12,430
Loss on disposal of property and equipment	92	36
Benefit from deferred income taxes, net	(9,746)	(6,622)
Changes in operating assets and liabilities:
Accounts receivable	(85)	(390)
Inventories	(7,603)	(12,901)
Prepaid expenses and other current assets	(3,041)	1,133
Other assets	147	(116)
Accounts payable	4,688	2,399
Accrued expenses and other liabilities	477	1,448
Accrued income taxes	12,181	1,821
Deferred revenue	(15,477)	86,920

Net cash provided by operating activities	53,365	137,265

Cash flows from investing activities:
Purchases of property and equipment and other technologies	(22,802)	(16,820)
Proceeds from maturities of short-term investments	—	9,610
Investments in and advances to unconsolidated companies	(1,000)	—
Change in restricted cash	122	(43)

Net cash used in investing activities	(23,680)	(7,253)

Cash flows from financing activities:
Proceeds from exercises of stock options	8,608	2,683
Additional expenses from public offerings	—	(87)

Net cash provided by financing activities	8,608	2,596

Effect of exchange rate changes on cash and cash equivalents	(188)	(208)

Net increase in cash and cash equivalents	38,105	132,400

Cash and cash equivalents, beginning of year	369,351	223,987

Cash and cash equivalents, end of year	$407,456	$356,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Proposed Merger

As discussed below under Note 11, “Subsequent Event”, on October 12, 2009, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Cisco Systems, Inc. (“Cisco”) and Barcelona Acquisition Corp. (“Barcelona”), a wholly-owned subsidiary of Cisco. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Barcelona will merge with and into the Company and the Company will become a wholly-owned subsidiary of Cisco (the “Merger”). If the Merger is completed, the Company’s stockholders will be entitled to receive $35.00 in cash for each share of the Company’s common stock owned by them as of the date of the Merger.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared by the Company, are unaudited and, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments and accruals necessary for a fair statement of the Company’s financial position at September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008 in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily indicative of results for any other interim period or a full year. The condensed consolidated balance sheet presented as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date.

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

The Company has evaluated subsequent events through November 6, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the Securities and Exchange Commission (“SEC”), and has disclosed all material subsequent events in Note 11.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, the realizable value of accounts receivable and inventories, valuation of share-based compensation instruments, loss contingencies and valuation allowances for deferred tax assets. Actual amounts could differ from these estimates. Changes in estimates are recorded in the period in which they become known.

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

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company had two customers for the three months ended September 30, 2009 that each accounted for more than 10% of revenues and in the aggregate accounted for 85% of revenues. The Company had one customer for the nine months ended September 30, 2009 that accounted for 70% of revenues. The Company had two customers for the three and nine months ended September 30, 2008, that each accounted for more than 10% of revenues and in the aggregate accounted for 79% and 80% of revenues for each of the respective periods. At September 30, 2009, the Company had two customers that in the aggregate accounted for 52% of accounts receivable. At December 31, 2008, the Company had two customers that in the aggregate accounted for 76% of accounts receivable.

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

2. Share-Based Compensation

The fair value of share-based option awards was estimated at the date of grant using the Black-Scholes stock option pricing model. The following assumptions were used in determining the fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Risk-free interest rates	2.47%	3.30%	2.14% - 2.71%	3.01 - 3.30%
Expected dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	58%	56%	58% - 59%	54 - 56%

The Company uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period that the Company’s common stock has been publicly traded. In 2008, the Company modified its computation of expected volatility to base it on the combination of historical trading activity of the Company’s common stock, the Company’s implied volatility, and an analysis of comparable companies from a representative peer group selected based on industry and market capitalization in order to derive an expected volatility. Prior to the modification, the computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, management makes an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For restricted stock and restricted stock units, the quoted market price of our common stock at the time of grant is used to estimate fair value.

The Company recognizes the compensation cost of share-based awards on a graded-vesting basis over the requisite service period of each award, which is generally the vesting period.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s results for the periods below included share-based compensation expense classified in the following expense categories of the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Share-based compensation included in:
Cost of revenues	$596	$376	$1,488	$1,070

Total share-based compensation included in cost of revenues	596	376	1,488	1,070

Research and development	2,379	1,594	5,766	4,701
Sales and marketing	1,927	1,457	4,923	3,750
General and administrative	1,404	1,115	3,764	2,909

Total share-based compensation included in operating expenses	5,710	4,166	14,453	11,360

Total share-based compensation	$6,306	$4,542	$15,941	$12,430

3. Net Income per Common Share

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$15,122	$19,588	$43,076	$43,017

Weighted-average common shares outstanding - basic	71,418	69,683	70,720	69,328
Dilutive effect of stock options and unvested restricted stock	4,938	4,509	5,032	5,015

Weighted-average common shares outstanding - diluted	76,356	74,192	75,752	74,343

Net income per common share:
Basic	$0.21	$0.28	$0.61	$0.62
Diluted	$0.20	$0.26	$0.57	$0.58

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

The following outstanding options and unvested restricted common stock subject to repurchase were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Options to purchase common stock and unvested restricted common stock subject to repurchase	525	3,361	996	2,544

4. Fair Value Measurements

On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for those assets and liabilities did not have a material impact on its financial position, results of operations or liquidity. The Company did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2009.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

The three levels of inputs that may be used to measure fair value are described below:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds (1)	$349,704	$—	$—	$349,704

	Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds (1)	$348,204	$—	$—	$348,204

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

5. Inventories

Inventories principally include the cost of raw materials and subassemblies, the cost of third-party contract manufacturers and cost of sales deferred until such time as related revenue is recognized. Deferred costs of sales are included as a component of finished goods. Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Raw materials	$2,218	$2,656
Work in process	7,725	7,545
Finished goods	46,533	38,533

	$56,476	$48,734

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Purchased Technologies

The Company may purchase software licenses for use in its products. The cost of purchased software to be sold, leased or otherwise marketed that has no alternative future use are accounted in the same manner as if the costs were incurred to develop the software internally. Purchased software is required to be capitalized if technological feasibility has been established and all research and development activities for the other components of the product have been completed. The Company has established technological feasibility by the current use of the software licenses in its products, for which all research and development activities for the other components of the product have been completed. Purchased software licenses are classified as other non-current assets in the condensed consolidated balance sheets.

The following table summarizes the Company’s purchased software licenses and related amortization (in thousands):

	September 30, 2009	December 31, 2008

Software licenses	$2,100	$100
Accumulated amortization	(181)	(56)

Software licenses, net	$1,919	$44

Amortization expense is recorded to product cost of sales on a straight-line basis, which approximates the pattern of economic benefit of the software licenses over the economic life of the software licenses, which is generally 3 to 5 years. For the three and nine months ended September 30, 2009, amortization expense was $0.1 million for each of the respective periods. For the three and nine months ended September 30, 2008, amortization expense was approximately $8,000 and $25,000, respectively.

7. Income Taxes

The Company’s effective income tax rate was 39.3% and 38.9% for the three and nine months ended September 30, 2009, respectively. The Company’s effective income tax rate was (33.6)% and (7.8)% for the three and nine months ended September 30, 2008, respectively. The effective income tax rate was based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits, resolution of tax audits or other tax contingencies. For the three and nine months ended September 30, 2009, the effective income tax rate varied from the U.S. federal statutory tax rate of 35% primarily due to the effects of nondeductible share-based compensation and state income taxes, both partially offset by federal and state research and development tax credits. The tax rate in the first nine months of 2009 was nearer the statutory tax rate than in the same period of 2008, due to the Company reversing the valuation allowance recorded against its deferred tax assets in the third quarter of 2008. The Company’s income tax provision for the three and nine months ended September 30, 2008 included (i) a tax benefit of $6.6 million recorded upon the Company’s decision to release a substantial portion of the valuation allowance recorded against net deferred tax assets and (ii) a provision of $0.2 million to reserve an uncertain tax position in a foreign jurisdiction. Excluding the effect of this one-time tax benefit and tax reserve, the Company’s remaining income tax provisions for the three and nine months ended September 30, 2008 were primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions. The federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., partially reduced by the utilization of available net operating loss carryforwards and tax credits that were recorded on its balance sheet with a full valuation allowance prior to their utilization.

8. Litigation

On October 15, 2009, the Company and UTStarcom, Inc. agreed to settle all legal disputes between the two companies. Under the settlement, Starent made a one-time payment to UTStarcom in the amount of $3.5 million and received a perpetual royalty-free license to UTStarcom patents. Included in the settlement was the dismissal of two previously pending actions in the United States District Courts for the Northern District of Illinois (filed on May 8, 2007) and the Northern District of California (filed on February 16, 2005). During the three months ended September 30, 2009, the Company recognized the $3.5 million settlement payment as a general and administrative expense.

On October 14, 2009, The Company, its directors and Cisco were named as defendants in a putative class action complaint, captioned Whitmeyer v. Starent Networks Corp., et al., C.A. No. 09-4378-BLS, filed in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize stockholder value, fully inform themselves of the Company’s market value, obtain the best financial and other terms, and act in the best interests of public stockholders, and seeking to benefit themselves improperly. The suit further alleges that the Company and Cisco aided and abetted the directors’ purported breaches. Plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin the Company and Cisco from consummating the merger, in addition to fees and costs. On October 28, 2009, the defendants filed an answer to the complaint.

On October 20, 2009, the Company, our directors and Cisco were named as defendants in a second putative class action complaint, captioned Laborers Local 235 Benefit Funds v. Starent Networks Corp,. et al., C.A. No. 5002, filed in the Court of Chancery of the State of Delaware. On November 3, 2009, the Plaintiff filed a Verified Amended Complaint. In the amended complaint, the Plaintiff purports to represent a class of stockholders and seeks equitable relief, including to enjoin the Company and Cisco from consummating the merger, in addition to fees and costs. Plaintiff alleges in the amended complaint that our directors breached their fiduciary duties by, among other things, agreeing to a proposed merger in which the consideration is unfair and inadequate, failing to take steps to maximize stockholder value, and putting their own interests above those of stockholders, and that the preliminary proxy statement the Company filed with the SEC on October 30, 2009 included materially misleading information concerning the merger. The amended complaint further alleges that Cisco aided and abetted the directors’ purported breaches. Also on November 3, 2009, the Plaintiff filed a Motion for Preliminary Injunction seeking to enjoin the merger, and a Motion for Expedited Proceedings. The defendants have yet to file a response to these motions.

The Company believes that the claims asserted in both these suits are without merit.

In addition, the Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation is inherently uncertain. The Company does not, however, currently expect that the ultimate costs to resolve pending matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. Business Segments

The Company views its operations and manages its business as one operating segment. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

United States and Canada	$59,541	$54,977	$195,819	$164,619
Japan	20,670	6,788	31,208	11,927
Korea	842	3,427	2,558	5,501
Rest of world	4,917	869	7,906	1,410

Total	$85,970	$66,061	$237,491	$183,457

Long-lived Assets

	September 30, 2009	December 31, 2008

United States	$29,987	$21,059
India	7,983	7,857
Rest of world	571	716

Total	$38,541	$29,632

10. Recent Accounting Standards

In January 2009, the Company adopted the accounting standard for fair value measurement for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the Company adopted the accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to these provisions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the accounting standard relating to business combinations became effective for the Company. This standard significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This standard may have a material impact on the Company’s consolidated financial statements if or when it enters into a business combination.

In January 2009, the accounting standard for noncontrolling interests in consolidated financial statements became effective for the Company. This standard changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In June 2009, the Company adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments for annual, as well as in interim financial statements. This standard requires those disclosures in all interim financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the accounting standard for determining whether a market is not active and a transaction is not distressed, became effective for the Company. This standard provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. This standard did not have an impact on the Company’s consolidated financial statements.

In June 2009, the accounting standard for recognition and presentation of other-than-temporary impairments, became effective for the Company. This standard amends the other-than-temporary impairment guidance for debt and equity securities. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted the accounting standard regarding the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosures required by this standard are reflected in Note 1 of the Company’s consolidated financial statements.

In June 2009, the FASB issued a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. The company is currently evaluating the impact of adopting the provisions of this standard.

In August 2009, the company adopted the accounting standard pertaining to measuring liabilities at fair value. This standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the fair value measurements accounting standard. This standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In September 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles became effective for the Company for interim and annual periods. The Codification does not change U.S. GAAP, but combines all authoritative standards, such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force, into a comprehensive, topically organized online database. The Codification is the single source of authoritative U.S. GAAP applicable for all non-governmental entities, except for rules and interpretive releases of the SEC. The codification did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The company is currently evaluating the impact of adopting the provisions of this standard.

In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The company is currently evaluating the impact of adopting the provisions of this standard.

STARENT NETWORKS, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Subsequent Event

On October 12, 2009, the Company entered into the Merger Agreement with Cisco and Barcelona. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Barcelona will merge with and into the Company and the Company will become a wholly-owned subsidiary of Cisco (the “Merger”). If the Merger is completed, the Company’s stockholders will be entitled to receive $35.00 in cash for each share of the Company’s common stock owned by them as of the date of the Merger. Holders of shares of the Company’s common stock that are subject to vesting will only be entitled to receive merger consideration for such shares if and to the extent vesting conditions are met following the Merger. The consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders and expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended. Dates for closing the Merger and for the Company’s stockholders meeting have not yet been determined. The Company has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of the Company’s business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and other matters. The Merger Agreement contains certain termination rights of Cisco and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Cisco a termination fee of $63.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections regarding our business and industry, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about:

•	our ability to attract and retain customers;

•	our financial performance;

•	our development activities;

•	the advantages of our technology as compared to that of others;

•	our ability to establish and maintain intellectual property rights;

•	our ability to retain and hire necessary employees and appropriately staff our operations;

•	our ability to manage growth, both in the United States and internationally;

•	the spending of our proceeds from public offerings of our common stock;

•	our cash needs; and

•	our proposed merger with Cisco Systems, Inc.

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

We maintain our corporate headquarters in Tewksbury, Massachusetts, and have sales and development offices in various locations worldwide. We conduct our research and development activities at two locations in India and two locations in the United States. As of September 30, 2009, we had 1,009 employees worldwide. Our revenues for the year ended December 31, 2008, were $254.1 million and for the three and nine months ended September 30, 2009 were $86.0 million and $237.5 million, respectively. Our net income for the year ended December 31, 2008 was $60.5 million and for the three and nine months ended September 30, 2009 was $15.1 million and $43.1 million, respectively.

Recent Developments

Merger Agreement

On October 12, 2009, we entered into a definitive Agreement and Plan of Merger, which we refer to as the Merger Agreement with Cisco Systems, Inc., or Cisco, and Barcelona Acquisition Corp., or Barcelona, a wholly-owned subsidiary of Cisco. Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Barcelona will merge with and into us and we will become a wholly-owned subsidiary of Cisco, which we refer to as the Merger. If the Merger is completed, our stockholders will be entitled to receive $35.00 in cash for each share of our common stock owned by them as of the date of the Merger. The consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by our stockholders and expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended. Dates for closing the Merger and for our stockholders meeting have not yet been determined. We have made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of our business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and other matters. Holders of shares of our common stock that are subject to vesting will only be entitled to receive merger consideration for such shares if and to the extent vesting conditions are met following the Merger. The Merger Agreement contains certain termination rights of Cisco and us and provides that, upon the termination of the Merger Agreement under specified circumstances, we will be required to pay Cisco a termination fee of $63.5 million.

Settlement of UTStarcom Litigation

On October 15, 2009, we agreed with UTStarcom, Inc. to settle all legal disputes between us. Under the settlement, we made a one-time payment to UTStarcom in the amount of $3.5 million and receive a perpetual royalty-free license to UTStarcom patents. Included in the settlement was the dismissal of two pending actions in the United States District Courts for the Northern District of Illinois (filed on May 8, 2007) and the Northern District of California (filed on February 16, 2005). During the three months ended September 30, 2009, we recognized the $3.5 million settlement payment as a charge to general and administrative expense.

Statement of Operations Components

Revenues

Our revenues consist of both product revenues and service revenues. We derive product revenues from the sale of our hardware products and the licensing of our software. Service revenues are generated from:

•	maintenance and technical support associated with our software;

•	hardware repair and maintenance services; and

•	implementation, training and professional services.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is probable.

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

•

The timing of revenue recognition in relation to the shipment of products. Our products contain software which is not incidental to our products. We are often required to defer recognition of revenue for a significant period of time after shipment, as a consequence of certain features of our customer arrangements (such as customer acceptance provisions), as well as the requirement that we establish company-specific evidence of the fair values of our products and services.

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

Income Tax (Expense) Benefit

Our income tax expense consists of provisions for income taxes in both the United States and foreign jurisdictions. We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year and record certain discrete items in the period in which they occur, such as incremental tax deductions related to employee stock options as well as changes in tax position uncertainties. Our income tax benefit consisted primarily of a one-time tax benefit due to the release of a substantial portion of the valuation allowance recorded against net deferred tax assets in the United States,

Application of Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of these financial statements and related disclosures require us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.

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

Results of Operations

Revenues

The following table sets forth our revenues by type and geographic location of our customers.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)				(dollars in thousands)

Revenues:
Product	$73,160	$55,450	$17,710	32%	$202,119	$156,497	$45,622	29%
Percentage of revenues	85%	84%			85%	85%
Service	12,810	10,611	2,199	21	35,372	26,960	8,412	31
Percentage of revenues	15%	16%			15%	15%

Total revenues	$85,970	$66,061	$19,909	30%	$237,491	$183,457	$54,034	29%

Revenues by Customer Type:
Direct	$59,157	$54,070	$5,087	9%	$194,624	$163,391	$31,233	19%
Percentage of revenues	69%	82%			82%	89%
Indirect	26,813	11,991	14,822	124	42,867	20,066	22,801	114
Percentage of revenues	31%	18%			18%	11%

Total revenues	$85,970	$66,061	$19,909	30%	$237,491	$183,457	$54,034	29%

Revenues by Geography:
United States and Canada	$59,541	$54,977	$4,564	8%	$195,819	$164,619	$31,200	19%
Percentage of revenues	69%	83%			82%	90%
Japan	20,670	6,788	13,882	205	31,208	11,927	19,281	162
Percentage of revenues	24%	10%			13%	7%
Korea	842	3,427	(2,585)	(75)	2,558	5,501	(2,943)	(53)
Percentage of revenues	1%	5%			1%	3%
Rest of world	4,917	869	4,048	466	7,906	1,410	6,496	461
Percentage of revenues	6%	1%			3%	1%

Total revenues	$85,970	$66,061	$19,909	30%	$237,491	$183,457	$54,034	29%

Revenues increased $19.9 million, or 30%, during the three months ended September 30, 2009 compared to the same period in 2008, due to an increase in product revenues of $17.7 million and an increase in service revenues of $2.2 million. Product revenues, which include hardware and software, increased primarily due to product shipments in the United States, Canada and Japan for which we received customer acceptances and recognized revenue during the three months ended September 30, 2009 as compared to the same period in 2008. The $2.2 million increase in service revenues for the three months ended September 30, 2009 compared to the same period in 2008 was due to an increase in the amount of our products installed at mobile operators, which is generally the basis of maintenance and service fees. Direct revenues increased $5.1 million, or 9%, primarily due to increased sales to existing customers. Indirect revenues increased $14.8 million, or 124%, primarily due to the initial recognition of revenue related to a new customer in Japan.

Revenues increased $54.0 million, or 29%, during the nine months ended September 30, 2009 compared to the same period in 2008, due to an increase in product revenues of $45.6 million and an increase in service revenues of $8.4 million. Product revenues, which include hardware and software, increased primarily due to product shipments in the United States, Canada and Japan for which we received customer acceptances and recognized revenue during the nine months ended September 30, 2009 as compared to the same period in 2008. The $8.4 million increase in service revenues for the nine months ended September 30, 2009 compared to the same period in 2008 was due to an increase in the amount of our products installed at mobile operators. Direct revenues increased $31.2 million, or 19%, primarily due to increased sales to existing customers. Indirect revenues increased $22.8 million, or 114%, as described above.

Cost of Revenues and Gross Profit

The following table sets forth our cost of revenues and gross profit.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)

Cost of revenues:
Product	$10,100	$10,151	$(51)	-1%	$29,711	$28,697	$1,014	4%
Percentage of related revenues	14%	18%			15%	18%
Service	6,405	4,107	2,298	56	16,957	11,823	5,134	43
Percentage of related revenues	50%	39%			48%	44%

Total cost of revenues	$16,505	$14,258	$2,247	16%	$46,668	$40,520	$6,148	15%

Percentage of revenues	19%	22%			20%	22%

Gross profit:
Product	$63,060	$45,299	$17,761	39%	$172,408	$127,800	$44,608	35%
Product gross margin	86%	82%			85%	82%
Service	6,405	6,504	(99)	(2)	18,415	15,137	3,278	22
Service gross margin	50%	61%			52%	56%

Total gross profit	$69,465	$51,803	$17,662	34%	$190,823	$142,937	$47,886	34%

Gross margin	81%	78%			80%	78%

Product gross margin increased four percentage points to 86% during the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to a higher proportion of software revenue relative to the mix of hardware and software sales in the quarter compared to the prior year. We expect product gross margin to decrease somewhat during the remainder of 2009 due to the expansion of our customer base in certain geographies.

The $2.3 million increase in cost of services for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to higher personnel and overhead costs primarily related to the addition of 50 customer support personnel. Service gross margin decreased eleven percentage points to 50% during the three months ended September 30, 2009 as compared to the same period in 2008. The decrease in margin was due to the increase in expenses described above. We anticipate cost of services will increase during the remainder of 2009 as we continue to expand our customer support organization geographically in future periods; however, we believe service gross margins will increase modestly as we add costs at a slower rate.

Product gross margin increased three percentage points to 85% during the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to a higher proportion of software revenue relative to the mix of hardware and software sales during the period compared to the prior year.

The $5.1 million increase in cost of services for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to higher personnel costs and overhead costs primarily related to an increased number of customer support employees. Service gross margin decreased four percentage points to 52% during the nine months ended September 30, 2009 as compared to the same period in 2008 due primarily to the items discussed above.

Operating Expenses

The following table sets forth our operating expenses.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)

Research and development	$16,892	$13,750	$3,142	23%	$47,478	$38,594	$8,884	23%
Percentage of revenues	20%	21%			20%	21%
Sales and marketing	$18,677	$17,894	$783	4%	$52,009	$52,918	$(909)	(2)%
Percentage of revenues	22%	27%			22%	29%
General and administrative	$10,569	$6,129	$4,440	72%	$23,946	$17,215	$6,731	39%
Percentage of revenues	12%	9%			10%	9%

Total operating expenses	$46,138	$37,773	$8,365	22%	$123,433	$108,727	$14,706	14%

	54%	57%			52%	59%

Our operating expenses consist primarily of personnel costs, including salaries, commissions, bonuses, share-based compensation and related benefits and taxes; prototype costs related to the design and development of new products and enhancement of existing products; and professional fees, consulting, travel and depreciation expenses. Personnel costs are our largest expense, representing $25.5 million and $71.6 million, or 55% and 58%, of our total operating expenses for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, personnel costs were $23.6 million and $69.1 million, or 63% and 64%, of our total operating expenses for each of the respective periods. The changes in personnel costs are described below.

Research and development

The following table sets forth our research and development expenses.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)

Research and development	$16,892	$13,750	$3,142	23%	$47,478	$38,594	$8,884	23%
Percentage of revenues	20%	21%			20%	21%

Research and development expenses increased $3.1 million, or 23%, during the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to increases in cash compensation of $1.6 million, primarily related to the addition of 138 employees, of which 118 were located in India; and higher depreciation expense of $1.3 million related to our capital expenditures primarily utilized in our quality assurance and customer lab testing facilities.

Research and development expenses increased $8.9 million, or 23%, during the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to increases in cash compensation of $3.8 million and higher depreciation expense of $3.7 million, as described above, and higher share-based compensation expense of $1.1 million, primarily due to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position. Accordingly, we anticipate that the amount of personnel costs and depreciation expense will increase during the remainder of 2009 as we continue to add engineering and quality assurance personnel and increase our test lab facilities in a manner consistent with the provisions of our merger agreement with Cisco.

Sales and marketing

The following table sets forth our sales and marketing expenses.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)

Sales and marketing	$18,677	$17,894	$783	4%	$52,009	$52,918	$(909)	(2)%
Percentage of revenues	22%	27%			22%	29%

Sales and marketing expenses increased $0.8 million, or 4%, for the three months ended September 30, 2009 as compared to the same period in 2008. This increase was primarily due to higher product demonstration expenses of $1.4 million, higher share-based compensation expense of $0.5 million and higher consulting expenses of $0.4 million. The increases in product demonstration expenses were primarily due to expansion of our sales activities geographically. The increase in share-based compensation was primarily due to the increase in the fair value of our common stock at the time the share-based awards were granted and our higher number of employees. The increase in consulting expenses were primarily due to arrangements we have with third party consultants whose fees are earned as we receive orders from specific customers. The increases in product demonstration, share-based compensation and consulting expenses were partially offset by decreases in cash compensation expense of $2.0 million. The decrease in cash compensation expense was due to changes in employee compensation plans and the relative achievement against the plans as compared to the same period of 2008, which led to lower commissions being earned during the three months ended September 30, 2009, offset by higher cash compensation primarily related to the addition of 54 employees.

Sales and marketing expenses decreased $0.9 million, or 2%, for the nine months ended September 30, 2009 as compared to the same period in 2008. This decrease was primarily due to decreases in cash compensation expense of $6.8 million and consulting expense of $1.1 million. The decrease in cash compensation was related primarily to lower commission expenses for the same reasons noted above. The decreases in compensation and consulting expenses were offset by higher travel expenses of $0.7 million due primarily to our employee additions; higher product demonstration expenses of $3.8 million; higher share-based compensation expense of $1.2 million and higher other operating expenses, which were primarily due to expansion of our sales activities geographically.

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

General and administrative

The following table sets forth our general and administrative expenses.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)

General and administrative	$10,569	$6,129	$4,440	72%	$23,946	$17,215	$6,731	39%
Percentage of revenues	12%	9%			10%	9%

General and administrative expenses increased $4.4 million, or 72%, for the three months ended September 30 2009, as compared to the same period in 2008. The increase was primarily due to the final UTStarcom litigation settlement expense of $3.5 million, higher cash compensation of $0.8 million, and higher consulting expenses of $0.3 million. The increase in cash compensation was primarily related to the addition of 27 employees. The increase in consulting expenses was primarily due to information technology projects. The increases in compensation expense, consulting expense and settlement expenses were partially offset by a decrease in professional fees of $0.3 million. The decrease in professional fees was primarily due to the receipt of a partial insurance reimbursement of $1.0 million for legal fees associated with our litigation.

General and administrative expenses increased $6.7 million, or 39%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to the UTStarcom litigation settlement expense of $3.5 million, higher cash compensation of $2.4 million, and an increase in consulting expenses of $1.2 million, as described above. The increases in compensation expense, consulting expense and settlement expenses were partially offset by a decrease in professional fees of $0.8 million. The decrease in professional fees was primarily due to the receipt of a partial insurance reimbursement of $1.9 million for legal fees associated with our litigation.

We expect general and administrative expense to decrease in future periods due to the settlement fee being one-time in nature.

Interest income

The following table sets forth our interest income.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)				(dollars in thousands)

Interest income	$252	$1,940	$(1,688)	(87)%	$1,022	$6,232	$(5,210)	(84)%

Interest income consists of income generated from the investment of our cash balances. Interest income decreased $1.7 million and $5.2 million for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, due primarily to lower rates of return earned on our money market investments.

Foreign Currency Exchange Gains (Losses)

The following table sets forth our foreign currency exchange gains (losses).

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)				(dollars in thousands)

Foreign currency gains (losses)	$1,299	$(1,308)	$2,607	(199)%	$2,057	$(556)	$2,613	(470)%

For the three months ended September 30, 2009, we recorded foreign currency gains of $1.3 million as compared to foreign currency losses of $1.3 million in the same period of 2008. The difference was primarily due to the weakening of the U.S. dollar that occurred during the third quarter of 2009 against foreign currencies in geographic locations in which we operate.

For the nine months ended September 30, 2009, we recorded foreign currency gains of $2.1 million as compared to foreign currency losses of $0.6 million in the same period of 2008, as described above.

Income tax (expense) benefit

The following table sets forth our income tax (expense) benefit.

	Three Months Ended September 30,		Period-to-Period Change		Six Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)				(dollars in thousands)

Income tax (expense) benefit	$(9,787)	$4,926	$(14,713)	(299)%	$(27,388)	$3,131	$(30,519)	(975)%

For the three and nine months ended September 30, 2009, our effective tax rate was 39.3% and 38.9% on pre-tax income of $24.9 million and $70.5 million, respectively, as compared to an effective tax rate of (33.6)% and (7.8)% on pre-tax income of $14.7 million and $39.9 million for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2009, our effective income tax rate differed from the federal statutory tax rate mainly due to the effects of nondeductible share-based compensation and state tax expense, both partially offset by federal and state research and development tax credits. Our effective tax rate for the three and nine months ended September 30, 2009 was nearer the statutory tax rate than in the same periods of 2008, primarily due to the one-time net tax benefit of $6.6 million recorded in the three and nine months ended September 30, 2008 against net deferred tax assets in the U.S. as well as a tax provision of $0.2 million to reserve an uncertain tax position in a foreign jurisdiction. Our effective tax rates for the three and nine months ended September 30, 2008 were lower than the statutory federal income tax rate of 35% due primarily to the one-time tax items noted above as well as our use of net operating loss carryforwards, or NOLs, and research and development tax credits to offset our U.S. taxable income, partially offset by the impact of taxes owed in relation to the income generated by our foreign subsidiaries.

We expect our annual effective income tax rate, exclusive of discrete items, to remain relatively consistent for the remainder of 2009.

Net income

The following table sets forth our net income.

	Three Months Ended September 30,		Period-to-Period Change		Nine Months Ended September 30,		Period-to-Period Change
	2009	2008	$	%	2009	2008	$	%
	(dollars in thousands)				(dollars in thousands)

Net income	$15,122	$19,588	$(4,466)	(23)%	$43,076	$43,017	$59	0%

Net income decreased $4.5 million for the three months ended September 30, 2009 most notably due to the one-time tax benefit recorded in the third quarter of 2008 that did not recur in the current year. Net income remained consistent for the nine months ended September 30, 2009 compared to the same periods in 2008 due to the items discussed above.

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

Cash and cash equivalents. Our cash and cash equivalents at September 30, 2009 of $407.5 million were held for working capital purposes and were invested primarily in money market funds. We do not enter into investments for trading or speculative purposes. Restricted cash, which totaled $0.8 million and $0.9 million at September 30, 2009 and December 31, 2008, respectively, was not included in cash and cash equivalents and was held as collateral for letters of credit related to vendor and lease agreements.

The following table sets forth our net cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Net cash provided by operating activities	$53,365	$137,265
Net cash (used in) investing activities	$(23,680)	$(7,253)
Net cash provided by financing activities	$8,608	$2,596

Operating activities. Cash from operating activities consisted of significant components of the statements of operations, adjusted for changes in various working capital items including deferred revenues, accounts receivable, inventories, accounts payable, prepaid expenses and various accrued expenses.

The following table sets forth our cash provided by operating activities:

	Nine Months Ended September 30,		Change
	2009	2008
	(dollars in thousands)

Received from:
Customers	$221,778	$270,690	$(48,912)
Interest	1,123	7,081	(5,958)

Payments for:
Employee compensation	(71,691)	(65,392)	(6,299)
Inventory	(35,590)	(41,950)	6,360
Professional and consulting fees	(12,652)	(15,256)	2,604
Other operating expenses	(24,522)	(14,093)	(10,429)
Income taxes	(25,081)	(3,815)	(21,266)

	$53,365	$137,265	$(83,900)

For the nine months ended September 30, 2009, net cash provided by operating activities was $53.4 million as compared to $137.3 million for the same period in 2008. During the nine months ended September 30 2009, we received $221.8 million from our customers, a decrease of $48.9 million compared to the same period in 2008. This decrease was due primarily to the timing of billing and collections of customer orders. The decrease in cash received from interest of $6.0 million was due primarily to lower rates of return earned on our money market investments. Our cash received from customers and interest was partially offset by cash payments related to employee compensation, inventories, professional and consulting fees, income taxes and various other operating expenses, as set forth in the table above. The increase in cash paid for employee compensation of $6.3 million was due primarily to increases in salary and related expenses, partially offset by lower commission payments, as discussed above. The decrease in cash paid for inventories of $6.4 million was due primarily to lower purchases of inventory. The decrease in cash paid for professional and consulting fees of $2.6 million was due primarily to a partial insurance reimbursement for legal fees associated with our litigation defense. The increase in payments for other operating expenses of $10.4 million was due primarily to increases in travel, trial and demonstration equipment, rent and other expenses due to expansion of our operations and our increased number of employees. The increase in cash paid for income taxes of $21.3 million was due primarily to estimated payments related to federal and state income taxes due to our full utilization of substantially all of our remaining NOL carryforwards in 2008.

Investing activities. Cash from investing activities consisted primarily of capital expenditures and proceeds from maturities of short-term investments associated with our investment balances. The $23.7 million of cash used in investing activities for the nine months ended September 30, 2009 consisted primarily of $22.8 million of capital expenditures and a $1.0 million advance to an unconsolidated company. The $7.3 million of cash used in investing activities for the nine months ended September 30, 2008 consisted primarily of $16.8 million of capital expenditures, partially offset by $9.6 million of maturities of short-term investments. Purchases of property and equipment for the nine months ended September 30, 2009 increased $6.0 million as compared with the same period in 2008, primarily due to an increase in research and development equipment purchases for quality assurance and customer lab testing facilities.

Financing activities. Cash from financing activities consisted primarily of proceeds received from exercises of stock options and purchases of our restricted common stock. For the nine months ended September 30, 2009, cash from financing activities increased by $6.0 million as compared to the same period in 2008.

At September 30, 2009 and December 31, 2008, we had no long-term debt outstanding and our restricted cash was our only asset pledged as collateral.

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

Requirements

Capital expenditures. We have made capital expenditures primarily for testing and evaluation systems and equipment to support product development and customer service, as well as for leasehold improvements and other general purposes to support our growth. For the nine months ended September 30, 2009, our capital expenditures totaled $22.8 million, of which $1.0 million was a software license to be used in our products. We expect capital expenditures to be approximately $27 to $30 million for 2009, primarily related to purchases of test equipment, equipment to support product development and customer service, leasehold improvements and other general purposes to support our growth. In conjunction with our merger agreement with Cisco, capital expenditures are limited to certain levels. We believe these levels are sufficient to meet our expansion requirements consistent with our plans, but should additional requirements arise, our ability to make certain capital expenditures may be limited.

Contractual obligations and requirements. As of September 30, 2009, our commitments under operating leases and purchase obligations were as set forth below.

	Total	Remainder of 2009	1 - 3 Years	4 - 5 Years	More than 5 Years
	(dollars in thousands)
Operating leases	$7,131	$821	$5,027	$1,283	$—
Purchase obligations	23,696	23,521	175	—	—
Contractual obligations (1)	1,000	—	1,000	—	—

Total	$31,827	$24,342	$6,202	$1,283	$—

(1)	Represents the remaining payment amount on the purchased software license.

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

Recent Accounting Standards

In January 2009, we adopted the accounting standard for fair value measurement for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2009, we adopted the accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2009, the accounting standard for business combinations became effective for us. This standard significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This standard may have a material impact on our consolidated financial statements if or when we enter into a business combination.

In January 2009, the accounting standard for noncontrolling interests in consolidated financial statements became effective for us. This standard changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The adoption of this standard did not have an impact on our consolidated financial statements.

In June 2009, we adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments in annual, as well as in interim financial statements. This standard requires those disclosures in all interim financial statements. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the accounting standard for determining whether a market is not active and a transaction is not distressed, became effective for us. This standard provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. This standard did not have an impact on our consolidated financial statements.

In June 2009, the accounting standard for recognition and presentation of other-than-temporary impairments became effective for us. This standard amends the other-than-temporary impairment guidance for debt and equity securities. The adoption of this standard did not have an impact on our consolidated financial statements.

In June 2009, we adopted the standard regarding the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The disclosures required by this standard are reflected in Note 1 of our consolidated financial statements.

In June 2009, the FASB issued a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting the provisions of this standard.

In August 2009, we adopted the accounting standard pertaining to measuring liabilities at fair value. This standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the fair value measurements accounting standard. This standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our consolidated financial statements.

In September 2009, the Financial Accounting Standards Board , or FASB, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles become effective for us for interim and annual periods. The Codification does not change GAAP, but combines all authoritative standards, such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force, into a comprehensive, topically organized online database. The Codification is the single source of authoritative GAAP applicable for all non-governmental entities, except for rules and interpretive releases of the SEC. The codification did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standard for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting the provisions of this standard.

In October 2009, the FASB issued an accounting standard for certain revenue arrangements that include software elements. This standard amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting the provisions of this standard.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our international customer transactions are predominantly denominated in either U.S. dollars or Euros. Accordingly, we have exposure to changes in the exchange rates between the U.S. dollar and the Euro. We currently do not enter into foreign currency hedging transactions. In addition, the functional currency of our foreign operations in Europe, Asia and South America is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, with the exception of certain non-monetary items which are remeasured at historical rates. Revenues and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities and operations of these subsidiaries are recorded in foreign currency gain (loss) in our consolidated statements of operations. If the foreign currency exchange rates had fluctuated by 10% as of September 30, 2009 and December 31, 2008, our foreign exchange gain or loss would have fluctuated by approximately $4.1 million and $0.6 million, respectively.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Interest Rate Risk

At September 30, 2009, we had unrestricted cash and cash equivalents totaling $407.5 million. At December 31, 2008, we had unrestricted cash and cash equivalents totaling $369.4 million. These amounts were invested primarily in money market funds. In periods of financial market volatility, we may hold a greater proportion of our unrestricted cash and cash equivalents in money market funds that invest solely in government securities, which may result in lower yields on these balances. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 15, 2009, we agreed with UTStarcom, Inc. to settle all legal disputes between the two companies. Under the settlement, we made a one-time payment to UTStarcom in the amount of $3.5 million and received a perpetual royalty-free license to UTStarcom patents. Included in the settlement was the dismissal of two pending litigations in the United States District Courts for the Northern District of Illinois (filed on May 8, 2007) and the Northern District of California (filed on February 16, 2005). During the three months ended September 30, 2009, we recognized the $3.5 million settlement payment as a charge to general and administrative expense.

On October 14, 2009, we, our directors and Cisco were named as defendants in a putative class action complaint, captioned Whitmeyer v. Starent Networks Corp., et al., C.A. No. 09-4378-BLS, filed in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize stockholder value, fully inform themselves of Starent’s market value, obtain the best financial and other terms, and act in the best interests of public stockholders, and seeking to benefit themselves improperly. The suit further alleges that we and Cisco aided and abetted the directors’ purported breaches. Plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and Cisco from consummating the merger, in addition to fees and costs. On October 28, 2009, the defendants filed an answer to the complaint.

On October 20, 2009, we, our directors and Cisco were named as defendants in a second putative class action complaint, captioned Laborers Local 235 Benefit Funds v. Starent Networks Corp,. et al., C.A. No. 5002, filed in the Court of Chancery of the State of Delaware. On November 3, 2009, the Plaintiff filed a Verified Amended Complaint. In the amended complaint, the Plaintiff purports to represent a class of stockholders and seeks equitable relief, including to enjoin us and Cisco from consummating the merger, in addition to fees and costs. Plaintiff alleges in the amended complaint that our directors breached their fiduciary duties by, among other things, agreeing to a proposed merger in which the consideration is unfair and inadequate, failing to take steps to maximize stockholder value, and putting their own interests above those of stockholders, and that the preliminary proxy statement we filed with the SEC on October 30, 2009 included materially misleading information concerning the merger. The amended complaint further alleges that Cisco aided and abetted the directors’ purported breaches. Also on November 3, 2009, the Plaintiff filed a Motion for Preliminary Injunction seeking to enjoin the merger, and a Motion for Expedited Proceedings. The defendants have yet to file a response to these motions.

We believe that the claims asserted in both these suits are without merit.

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

Risks Related to the Merger

Our proposed merger with Cisco may be delayed or not occur at all for a variety of reasons, including the possibility that the merger agreement is terminated prior to the completion of the merger.

The merger agreement with Cisco may be terminated at any time before the completion of the merger, under certain circumstances, including:

•	by mutual written consent;

•

by either Cisco or us, if the merger has not been completed by June 12, 2010 with such date to be extended to October 12, 2010, if certain required regulatory approvals are not received or certain other orders are in effect or certain governmental actions are pending, but all other conditions have been satisfied;

•

by either Cisco or us, if any governmental entity has issued an order, decree or ruling or taken any other action having the effect of permanently prohibiting the closing of the merger that is final and nonappealable;

•

by either Cisco or us, if our stockholders do not adopt the merger agreement at the special meeting and, in our case, the failure to obtain stockholder approval is not the result of our violation of the merger agreement;

•	by either Cisco or us, if the other party is in material breach of the merger agreement following notice and an opportunity to cure such breach, if curable;

•	by Cisco, prior to our stockholders’ adoption of the merger agreement, upon the occurrence of any of the following, each a Triggering Event:

•	our board of directors withholds, withdraws, qualifies, amends or modifies its recommendation to our stockholders to vote in favor of adoption of the merger agreement;

•	we fail to include such recommendation in our proxy statement;

•	we fail to convene or hold the special meeting as required under the merger agreement;

•

any of our directors or officers materially breaches the provisions of the merger agreement regarding our obligations for the special meeting, the recommendation of our board of directors, or non-solicitation of other acquisition proposals;

•	our board of directors approves or publicly recommends any other acquisition proposal;

•	we enter into any letter of intent or other agreement accepting any other acquisition proposal;

•

our board of directors fails to reaffirm its recommendation to our stockholders to vote in favor of adoption of the merger agreement within ten business days after Cisco’s request in response to an acquisition proposal or material modification to an acquisition proposal; or

•

following the commencement of a tender or exchange offer by a party other than Cisco, our board of directors fails to recommend the rejection of such tender or exchange offer or fails to reaffirm its recommendation to our stockholders to vote in favor of adoption of the merger agreement; or

•	by us, prior to our stockholders’ adoption of the merger agreement, upon a change of recommendation for a superior offer and following payment to Cisco of a termination fee of $63.5 million.

During the pendency of the merger with Cisco, we may not be able to enter into a business combination with another party because of restrictions in the merger agreement.

Covenants in the merger agreement limit our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger with Cisco. While the merger agreement is in effect, and subject to limited exceptions, we have agreed that we will not, directly or indirectly:

•

solicit, initiate, knowingly encourage, knowingly facilitate or knowingly induce any acquisition proposal or the making of any inquiry or proposal that would reasonably be expected to lead to an acquisition proposal;

•

enter into, participate in, maintain or continue any communications or negotiations regarding, or furnish to any person any non-public information with respect to, or take any other action knowingly facilitating, any acquisition proposal;

•	agree to, accept, approve, endorse or recommend any acquisition proposal;

•	enter into any letter of intent or any other contract relating to any acquisition proposal;

•	submit any acquisition proposal to the vote of our stockholders; or

•	grant any waiver or release under any standstill or similar agreement with respect to us or our subsidiaries or any class of our equity securities.

At any time prior to obtaining stockholder approval, our board of directors may nevertheless in response to an unsolicited bona fide written acquisition proposal following the date of the merger agreement that is not otherwise obtained in violation of the restrictions set forth in the immediately preceding bullet points and that our board of directors determines in good faith is or would reasonably be expected to lead to a superior offer to the merger:

•

enter into discussions with the person making the acquisition proposal; and furnish to the person making the acquisition proposal non-public information with respect to us and our subsidiaries pursuant to a confidentiality agreement.

Subject to the satisfaction of certain conditions, our board may withdraw or modify its recommendation to our stockholders for adoption of the merger agreement. In the event that our board withdraws or modifies its recommendation in a manner adverse to Cisco and the merger agreement is terminated, we may be required to pay a termination fee of $63.5 million to Cisco.

Class action litigation could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin our potential merger with Cisco.

On October 14, 2009, we, our directors and Cisco were named as defendants in a putative class action complaint, captioned Whitmeyer v. Starent Networks Corp., et al., C.A. No. 09-4378-BLS, filed in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize stockholder value, fully inform themselves of Starent’s market value, obtain the best financial and other terms, and act in the best interests of public stockholders, and seeking to benefit themselves improperly. The suit further alleges that we and Cisco aided and abetted the directors’ purported breaches. Plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and Cisco from consummating the merger, in addition to fees and costs. On October 28, 2009, the defendants filed an answer to the complaint.

On October 20, 2009, we, our directors and Cisco were named as defendants in a second putative class action complaint, captioned Laborers Local 235 Benefit Funds v. Starent Networks Corp,. et al., C.A. No. 5002, filed in the Court of Chancery of the State of Delaware. On November 3, 2009, the Plaintiff filed a Verified Amended Complaint. In the amended complaint, the Plaintiff purports to represent a class of stockholders and seeks equitable relief, including to enjoin us and Cisco from consummating the merger, in addition to fees and costs. Plaintiff alleges in the amended complaint that our directors breached their fiduciary duties by, among other things, agreeing to a proposed merger in which the consideration is unfair and inadequate, failing to take steps to maximize stockholder value, and putting their own interests above those of stockholders, and that the preliminary proxy statement we filed with the SEC on October 30, 2009 included materially misleading information concerning the merger. The amended complaint further alleges that Cisco aided and abetted the directors’ purported breaches. Also on November 3, 2009, the Plaintiff filed a Motion for Preliminary Injunction seeking to enjoin the merger, and a Motion for Expedited Proceedings. The defendants have yet to file a response to these motions.

In addition, even though we believe these lawsuits are without merit, our potential merger with Cisco could be delayed and/or enjoined by a court of competent jurisdiction, either of which could substantially harm our business.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•	announcements and/or developments with respect to our proposed merger with Cisco;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for mobile network infrastructure purchases and delays in their purchasing decisions;

•	the timing of recognizing revenue in any given period as a result of software revenue recognition rules;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each period;

•	the level of our customer concentration and our ability to generate purchases in any particular period from large customers;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	costs related to litigation, claims and other contingencies;

•	increases in our effective tax rate due to the use of substantially all of our accumulated net operating loss carryforwards in prior periods;

•	fluctuations in exchange rates; and

•	general economic conditions in our domestic and international markets.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of orders from a key customer could significantly reduce our revenues.

We derive a substantial portion of our revenues from a limited number of customers partly due to the nature of the mobile communications industry. For example, for the nine months ended September 30, 2009, we had one customer that accounted for 70% of our revenues. We had two customers for the nine months ended September 30, 2008 that each accounted for more than 10% of our revenues and in the aggregate accounted for 80% of our revenues. In addition, we do not have long-term volume purchase contracts with our customers or other commitments that ensure future sales of our products to existing customers. The loss of any key customer, or our inability to generate anticipated revenue from them, would significantly and adversely affect our business, financial condition and results of operations. In addition, a change in the timing or size of a purchase by any one of our key customers can result in significant variations in our revenue and operating results from period to period. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of customers. Any revenue growth will depend on our success selling additional products to our large customers and expanding our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers.

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

Under the existing revenue recognition accounting standards, even if we deliver products to, and collect cash from, a customer in a given fiscal period, we may be required to defer recognizing revenue from the sale of such product until a future period when all the conditions necessary for revenue recognition have been satisfied. Conditions that can cause delays in revenue recognition include arrangements that have undelivered elements for which we have not yet established vendor specific objective evidence of fair value; requirements that we deliver services for significant enhancements or modifications to customize our software for a particular customer; or material customer acceptance criteria. Our customer contracts typically include one or more of these types of conditions. Therefore, we often must defer revenue recognition for a period of time after our products are delivered and billed to a customer, and such deferral may extend over one or more fiscal quarters. The period of deferral, if any, depends on the specific terms and conditions of each customer contract, and therefore it is difficult for us to predict with accuracy at the beginning of any fiscal period the amount of revenues that we will be able to recognize from anticipated customer shipments in that period. Moreover, any changes in interpretations and guidance to the revenue recognition accounting standards could have a significant effect on our reported financial results.

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

Over the last several years, we derived a significant portion of our revenues from customers outside the United States, and we continue to expand our international operations. As of September 30, 2009, approximately 65% of our employees were located outside of the United States, including 523 employees located in India. In addition, we have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Any continued expansion into international markets will require significant resources and management attention and will subject us to new regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. For example, our revenues increased from $59.7 million in 2005 to $254.1 million in 2008, and $237.5 million for the nine months ended September 30, 2009 and the number of our employees increased from 200 at the beginning of 2005 to 1,009 as of September 30, 2009. This growth has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

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

Third parties have asserted in the past, and may assert in the future, claims that our products infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties in the past have brought, and could in the future bring, claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay manufacturing or sales of the product that is the subject of the suit. In addition, we could be forced to redesign the product that uses any allegedly infringing technology.

We cannot assure you that in the future third parties will not assert that our technology violates their intellectual property rights or that we will not be the subject of a material intellectual property dispute. Regardless of the merit of any particular claim that our technology violates the intellectual property rights of others, responding to such claims may require us to:

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

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2009.

10.1	Form of Voting Agreement, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2009.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARENT NETWORKS, CORP.
(Registrant)

Date: November 6, 2009

	By:	/S/ ASHRAF M. DAHOD
Ashraf M. Dahod
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009

	By:	/S/ PAUL J. MILBURY
Paul J. Milbury
Vice President, Operations and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009

	By:	/S/ GEORGE W. HALE
George W. Hale
Vice President, Finance and
Corporate Controller
(Principal Accounting Officer)